Form 10-K405
DR PEPPER BOTTLING HOLDINGS INC; DR PEPPER BOTTLING COMPANY OF TEXAS
filed 1995-03-31
CIK 843396, 843397

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to

                        COMMISSION FILE NUMBER 33-56292
                                         33-56292-01

      DR PEPPER BOTTLING COMPANY OF TEXAS             DR PEPPER BOTTLING HOLDINGS, INC.
 (Exact name of Registrant as specified in its  (Exact name of Registrant as specified in its
                     charter)                                     charter)



         TEXAS                  75-2008278                  DELAWARE              75-2275754
    (State or other          (I.R.S. Employer           (State or other        (I.R.S. Employer
       jurisdiction         Identification No.)           jurisdiction        Identification No.)
  of incorporation or                                 of incorporation or
     organization)                                       organization)


              2304 CENTURY CENTER                           75062
                 IRVING, TEXAS                           (Zip code)
   (Address of principal executive offices)

       Registrants' telephone number, including area code: (214) 579-1024

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There is no established public trading market for the Class A Common Stock, $.01 par value, of Dr Pepper Bottling Holdings, Inc. All of the outstanding shares of common stock, $.01 par value, of Dr Pepper Bottling Company of Texas are held by Dr Pepper Bottling Holdings, Inc.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                         OUTSTANDING
                                   CLASS                             AT FEBRUARY 28, 1995
        -----------------------------------------------------------  --------------------
        Dr Pepper Bottling Holdings, Inc.
          Class A Common Stock, $.01 par value                            13,642,168
        Dr Pepper Bottling Company of Texas
          Common Stock, $.01 par value                                           100

Documents incorporated by reference.  NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Dr Pepper Bottling Company of Texas (the "Company") is the largest independent franchise bottler of DR PEPPER brand products, accounting for approximately 12% of the total volume of such products, and is one of the largest independent soft drink bottlers (i.e., bottlers that have no affiliations with either The Coca-Cola Company or PepsiCo, Inc.) in the United States. Dr Pepper Bottling Holdings, Inc. ("Holdings") owns all of the issued and outstanding common stock of the Company and conducts its business through the Company. Unless the context otherwise requires, all references to Holdings made herein shall mean Holdings and the Company, collectively.

     The Company produces, markets and distributes carbonated soft drinks pursuant to franchise agreements with companies owning the rights to various soft drink formulae. Principal products are bottled and canned under franchises from Dr Pepper/Seven-Up Corporation (DR PEPPER and SEVEN-UP brand products), Cadbury Beverages North America, Inc. (CANADA DRY, SUNKIST brand products, A & W Root Beer, A & W Cream Soda, SQUIRT, and COUNTRYTIME Lemonade), Royal Crown Cola Company, Big Red, Inc. (BIG RED) and The Monarch Company, Inc. (NUGRAPE). The Company also distributes certain other non-carbonated soft drinks, including leading bottled waters such as Evian and Naya, within defined territories pursuant to distribution agreements with various companies. The Company's three major franchise territories are Dallas/Fort Worth, Houston, and Waco, Texas. The Company's products compete principally in the non-cola segments of the soft drink market, which represented in the aggregate approximately 43% of the total soft drink sales volume through supermarkets and grocery stores in the Company's franchise territories in 1994, and appeal to a wide variety of consumer taste preferences. The Company believes that its portfolio of highly recognizable non-cola franchise brands (which, in the Company's territories, generally rank first or second in their respective beverage flavor categories) enhance the Company's ability to compete effectively for retail shelf space and further penetrate the "single drink" market.

     The Company was formed in 1985 to acquire Dallas/Fort Worth Dr Pepper Bottling Company and Dr Pepper Bottling Company of Waco, which companies held franchises to produce, market, and distribute DR PEPPER brand soft drink products in the Dallas/Fort Worth and Waco, Texas franchise territories, as well as franchises to produce, market, and distribute certain other soft drink products within defined franchise territories. Since that time, the Company has continued to grow through the acquisition of new franchise territories and additional brand products within existing franchise territories. The following table sets forth information regarding certain of the subsequent acquisitions:

                                                ACQUISITION          FRANCHISE           MAJOR BRAND
       ACQUISITION                DATE             COST              TERRITORY            PRODUCTS
Certain assets of The        October 1985      $ 1.3 million     Waco                  7UP
  Seven-Up Company
Certain assets of Dr         December 1986      58.8 million     Houston               DR PEPPER, 7UP
  Pepper Bottling Company
  of Houston, Inc.
Certain assets of Full       January 1989       24.5 million(a)  Dallas/Fort Worth     RC, CANADA DRY,
  Service Beverage                                                                     SUNKIST
  Company of Texas                                               Fort Worth            7UP
Seven-Up Bottling Company    January 1990        4.0 million(b)  Dallas                7UP
  of Dallas, Inc.
Certain assets of Dr         April 1993          9.0 million(c)  Galveston             DR PEPPER, 7UP
  Pepper Bottling Company
  of
  Galveston, Inc.

---------------

(a) Includes a payment made by the Company with respect to a noncompetition agreement entered into by the seller and certain of its principals.

(b) In addition to the cash purchase price of $4 million, the Company entered into a noncompetition agreement with certain stockholders of the seller providing for cash payments, aggregating $3 million, to be made over a specified period.

(c) In addition to the cash purchase price of $9 million, the Company entered into a noncompetition agreement with certain stockholders of the seller providing for cash payments, aggregating $1 million, to be made over a specified period.

     Holdings was formed in 1988 to acquire the Company in a leveraged recapitalization transaction.

RECAPITALIZATION PLAN

     In 1993, the Company and Holdings completed a recapitalization plan (the "Recapitalization Plan") the purpose of which plan was to reduce the aggregate amount of interest expense and preferred stock dividend requirements. The principal elements of the Recapitalization Plan are described below. The following elements of the Recapitalization Plan were completed on February 18, 1993 (the "Closing Date"):

           (i) the issuance and sale by the Company of $125,000,000 in aggregate principal amount of its 10 1/4% Senior Notes due 2000 (the "Senior Notes");

           (ii) the issuance and sale by Holdings of $125,000,000 in aggregate principal amount of its 11 5/8% Senior Discount Notes due 2003 (the "Discount Notes");

          (iii) the issuance and sale by Holdings of senior exchangeable preferred stock (the "Preferred Stock") and a warrant to purchase 15% of the common stock of Holdings (the "Warrant") in a private transaction for $30 million (the "Equity Offering");

          (iv) the repurchase of $154,650,000 of the $162 million aggregate principal amount of outstanding Senior Subordinated Discount Notes due 1998 of the Company (the "Old Discount Notes") pursuant to a cash tender offer (the "Tender Offer") and a related solicitation of consents from the holders of the Old Discount Notes (the "Consent Solicitation"); and

           (v) the repayment of all amounts outstanding under two then existing credit agreements of the Company.

     The following elements of the Recapitalization Plan were completed on March 22, 1993:

          (a) borrowings by the Company of approximately $91.7 million pursuant to a Credit Agreement, dated February 18, 1993 (the "1993 Bank Credit Agreement"), among the Company, Texas Commerce Bank National Association ("TCB"), as Agent, and the banks named therein (the "1993 Bank Financing"); and

          (b) the redemption of all of the outstanding Senior Exchangeable Preferred Stock of the Company (the "Old Preferred Stock").

     On November 20, 1993 the Company redeemed the remaining $7,350,000 aggregate principal amount of Old Discount Notes not repurchased pursuant to the Tender Offer.

     The following table sets forth the sources of funds used by the Company and Holdings to effect the Recapitalization Plan and the application of such funds by the Company and Holdings.

                                                                                  AMOUNT
                                                                               (IN MILLIONS)
                                                                               -------------
    Sources of Funds:
      Cash on hand...........................................................     $   9.6
      1993 Bank Financing....................................................        91.7
      Senior Notes...........................................................       125.0
      Discount Notes.........................................................        71.1
      Equity Offering........................................................        30.0
                                                                                  -------
              Total..........................................................     $ 327.4
                                                                                  =======
    Uses of Funds:
      Repurchase of Old Discount Notes pursuant to the Tender Offer and
         Consent Solicitation................................................     $ 180.7
      Repayment of then existing credit agreements...........................        30.3
      Redemption of Old Preferred Stock......................................        91.7
      Redemption of remaining Old Discount Notes.............................         7.8
      Estimated transaction fees and expenses................................        16.9
                                                                                  -------
              Total..........................................................     $ 327.4
                                                                                  =======

FRANCHISES

     The franchise and distribution agreements pursuant to which the Company operates generally grant to the Company the exclusive right to market and distribute the licensed product in bottles and cans. Certain of the franchise agreements also grant to the Company the nonexclusive right to sell and distribute fountain syrup within a described territory. Substantially all of the franchise agreements are perpetual. However, the respective franchisors generally may terminate such agreements in the event of a material breach of the terms thereof by the Company. The Company's franchise agreements contain comprehensive provisions regarding the production, distribution, and sale of the franchisors' products and impose substantial obligations on the Company. Most of the Company's franchise agreements contain special provisions that require the Company to obtain the consent of the franchisor in the event of certain changes in ownership of the Company. The terms of such change in ownership provisions vary from agreement to agreement. The Company's franchise agreements contain provisions prohibiting the Company from assigning its rights thereunder to any other person without the consent of the franchisor. The Company may terminate such franchise agreements generally upon the expiration of a notice period.

INDUSTRY TRENDS

     The soft drink industry has historically been characterized by certain favorable factors, including a low level of technological risk and the exclusive marketing and distribution rights granted under franchise agreements. The challenge to bottlers and franchisors has been to meet changing consumer tastes with innovative products and packaging and increased product availability. The Company believes that a growing awareness of health-related issues has caused many consumers to shift their preferences away from hot drinks, such as tea or coffee, and alcoholic beverages, and towards products such as bottled water, diet and caffeine-free soft drinks and juice-added, sodium-free and nutrient-added beverages. Additional concerns about the content and purity of tap water have further strengthened the growth of these beverage categories, as well as contributing to the demand for more traditional naturally sweetened soft drinks.

     In certain regions of the United States, the independent bottling industry continues to be fragmented, with many small franchise territories and a number of bottlers with only a few established brands. The Company believes that the lack of a multi-brand product offering or large case volume renders many of these bottlers unable to compete effectively for retail shelf space and limits their ability to consistently match the advertising and promotional support which larger bottlers can give to their brands. Accordingly, the Company believes that smaller independent bottlers with contiguous territories may represent acquisition opportunities for the Company which would allow the Company to expand the geographic region within which the Company markets leading non-cola products and to realize operating efficiencies in production and distribution as a result of increased volume.

PRODUCTS

     Franchise Case Sales. Franchise case sales represent primarily sales of the Company's branded products to retailers only. The Company's principal soft drink products are produced, marketed and distributed pursuant to franchise agreements and include DR PEPPER, Diet DR PEPPER, 7UP, Diet 7UP, various CANADA DRY and SUNKIST products, RC Cola, Diet Rite Cola, A & W Root Beer, Diet A & W Root Beer, A & W Cream Soda, Diet A & W Cream Soda, SQUIRT, COUNTRYTIME Lemonade, BIG RED and NUGRAPE.

     Franchise case sales for the Company's principal soft drink products as a percentage of the Company's total franchise case sales for the three years ended December 31, 1992, 1993 and 1994 are summarized below:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1992      1993      1994
    DR PEPPER...................................................   52.2%     51.5%     52.9%
    Cadbury Beverages North America, Inc.(1)....................   12.1      12.5      12.2
    7UP and Diet 7UP............................................   10.6      11.1      11.2
    Diet DR PEPPER..............................................   11.1      10.6      10.5
    RC Cola and Diet Rite Cola..................................    4.8       4.6       4.3
    BIG RED.....................................................    4.5       4.3       4.1
    Other.......................................................    4.7       5.4       4.8
                                                                  -----     -----     -----
                                                                  100.0%    100.0%    100.0%
                                                                  =====     =====     =====

---------------

(1) Includes SUNKIST flavors, CANADA DRY products, CRUSH products, A & W products, SQUIRT, SUNDROP products and COUNTRYTIME Lemonade.

     Contract Sales. The Company also bottles and cans soft drink products for sale to unaffiliated bottling companies that hold soft drink franchises and to retailers of private label brand soft drink products. Contract sales may fluctuate significantly from year to year, and are made at relatively low prices and gross profit margins due to the competition for such sales. As a result, contract case sales are not a primary focus of management in determining the Company's business strategy, but are undertaken to utilize available capacity and to offset fixed overhead expenses. Contract sales represented approximately 8.8%, 7.6% and 7.3% of the Company's net sales revenue in 1992, 1993, and 1994, respectively, and approximately 5.3%, 5.4% and 6.0% of the Company's gross profit in 1992, 1993 and 1994, respectively.

OPERATING STRATEGY

     The Company's operating strategy is to (i) manufacture and market leading soft drink products within a comprehensive range of soft drink categories, principally focusing on sales of national brands in the non-cola segments of the soft drink market; (ii) increase the market shares of its portfolio of brands by utilizing a wide range of marketing activities, including price and consumer promotion, retail space management and advertising; (iii) broaden its penetration of the higher margin "single drink" segment of the soft drink market and (iv) acquire contiguous bottling territories and additional franchises for major brands within existing territories. Management believes that this strategy will enable the Company to market products meeting a wide variety of consumer preferences and result in case sales growth within its operating territories.

     By utilizing the Company's marketing and distribution strengths, the Company believes that it can realize growth in the major segments where soft drink products are sold. These segments are the "home market," consisting of supermarkets, grocery stores, mass merchandisers, drugstores, liquor stores and other similar retail outlets, and the "single drink" or on-premise segment, consisting of convenience stores, vending, and fountain outlets. Single drink sales generally are less susceptible to price competition and, accordingly, offer the prospect of higher margins. In addition, the Company believes that single drink sales afford the Company the opportunity to introduce its products and packaging innovations to new consumers. The Company, therefore, has aggressively pursued, and intends to continue to aggressively pursue, sales in the single drink or on-premise segment.

MARKETING

     The principal components of the Company's marketing program are brand management, customer service, promotional activities and product merchandising. The Company's marketing programs vary according to geographic location, consumer preferences and the competitive environment.

     Marketing programs for each of the Company's franchised brands are coordinated with the franchisor. Advertising campaigns are developed by the franchisors on the national level, and by both the Company and the franchisor on the local level. A significant portion of the Company's promotional efforts focuses on price discounting and allowances, newspaper advertising and coupons. The goal of these activities is to position the

Company's brands competitively in the marketplace and obtain "feature" retail advertisements and end-aisle displays in high volume retail outlets. End-aisle and secondary displays are important marketing tools because they are tied to special promotions and feature advertisements designed to stimulate sales and encourage impulse purchases. The Company's merchandisers are responsible for building displays in conjunction with promotional programs and restocking products on the beverage aisles of grocery stores.

     Marketing expenditures are incurred by the Company, by the franchisors and by cooperative arrangements between the two. The Company pays retail stores under annual marketing agreements for the right to be included in the retailer's advertising programs. Retail promotional programs are the Company's most significant marketing expenditures and are supported through cooperative arrangements with the franchisors. National media advertising is funded primarily by the franchisors, while local media advertising is funded through cooperative arrangements.

SALES AND DISTRIBUTION

     The Company's sales methods vary according to its geographic markets and specific customer segments. Sales in the larger markets are oriented towards high-volume customers such as large retail chains, which results in economies of scale in selling and distribution expenses. Products are generally sold in advance by a salesperson. Orders are then delivered and merchandised within 24 hours by other Company employees. Some market segments, however, are served by traditional route sales. This sales method requires that the drivers of the route trucks perform both a sales and delivery function. Account volume is often the determining factor in establishing the appropriate sales method.

     The Company seeks to maximize market penetration by effectively utilizing its distribution channels. The Company's principal method of distribution is direct-store-door ("DSD") delivery, which is also the Company's preferred method of distribution because the Company has greater control over the sales, marketing and merchandising of products. Deliveries are made from distribution facilities by the Company's fleet of trucks. In certain rural territories or small volume areas where DSD is not cost efficient, an independent distributor is engaged by the Company to sell its franchise products. In most situations, the distributor is required to purchase finished product from the Company.

     The Company also manufactures products for other independent bottlers or private label owners that lack sufficient volume to justify the capital investment of a manufacturing plant. These contract bottling operations generate profit margins which are typically less than DSD operations.

     The "single drink" or on-premise segment consists of convenience stores, vending, and fountain outlets. The Company's estimated 42,000 vending machines are typically Company-owned and loaned to retail outlets or distributors. The Company is primarily responsible for machine maintenance and product restocking. Both the Company and retail customers effect sales through vending machines. Fountain equipment, which is primarily owned by the Company, dispenses products in restaurants, bars, amusement parks, theaters and other similar locations. The Company sells either premix products (ready-to-serve beverages) or postmix products (fountain syrups to which carbonated water must be added) to retailers in stainless steel or disposable containers for use in fountain equipment. The Company generally loans visi-coolers (brand identified refrigerated cabinets) to large retail outlets and convenience stores that sell the Company's products.

COMPETITION

     The soft drink business is highly competitive. The Company's soft drink products compete generally with all liquid refreshments and in particular with numerous nationally-known soft drinks such as Coca-Cola and Pepsi Cola, the bottlers of which have greater financial resources than the Company. Principal methods of competition in the soft drink industry are advertising campaigns, pricing, packaging, management of shelf space in retail outlets, and the development of new products. In recent years, price competition has been especially intense with respect to sales of soft drink products to food stores, with local bottlers granting significant discounts and allowances off wholesale prices in order to maintain or increase market share in the food store segment.

SOURCES AND AVAILABILITY OF RAW MATERIALS; INVENTORIES

     The Company may purchase concentrates and syrups only from its franchisors for use in the production of its respective soft drink products. The Company purchases sweeteners, carbon dioxide, glass and plastic bottles, cans, closures, premix and postmix containers (including metal tanks and plastic bags and cardboard boxes) and other packaging materials from multiple suppliers.

     The Company does not anticipate any significant difficulties in securing adequate supplies of raw materials at acceptable prices in the future.

     One week's inventory of concentrate is kept on site for the Company's principal soft drink brands. An inventory of two to three days of high fructose corn sweetener is usually maintained. As numerous suppliers are available, only one to two days' inventory for cans, glass, and plastic bottles is maintained.

EMPLOYEES

     As of February 28, 1995, the Company employed 1,347 persons. No Company employees are represented by a union, and the Company considers its employee relations to be good.

GOVERNMENT REGULATION

     The production and marketing of beverages are subject to rules and regulations of the United States Food and Drug Administration ("FDA") and other federal, state, and local health agencies. The FDA also regulates the labelling of containers. The Company believes that it is in material compliance with the rules and regulations of the FDA.

     The Company is subject to the rules and regulations of the United States Environmental Protection Agency (the "EPA") and state and local environmental authorities. The Company believes that it is in material compliance with the rules and regulations of the EPA and such authorities.

ITEM 2. PROPERTIES

     The Company currently bottles and cans soft drink products in its production facilities located in Irving and Houston, Texas. The Houston facility was completed, and its bottling and canning lines were installed, in 1981. The Irving facility's lines were installed in 1978. The Irving and Houston, Texas facilities primarily operate on the equivalent of a one-shift basis, consisting of 10 hours, four days a week. Management believes that there is substantial additional capacity available with little or no capital expenditures required to realize such capacity. The Company also owns warehouse distribution facilities in Waco, Spring, Beaumont, Fort Worth, Sherman, and Galveston, Texas and a facility in Dallas, Texas from which it conducts vending operations.

     On June 30, 1989, the Company completed the sale and leaseback of its Irving and Houston production facilities. The net proceeds from such transaction were used to reduce outstanding indebtedness.

     The Company owns the trucks used to service its Houston and Waco franchise territories. The Company leases the trucks used to service its Dallas/Ft. Worth franchise territory.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various lawsuits arising in the ordinary course of business. The Company, however, does not believe that the outcome of any of these lawsuits will have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for Holdings' Class A Common Stock, par value $.01 per share ("Class A Common Stock"). There is no assurance that an active public market for the Class A Common Stock will develop at any time or that if such market develops, that it will continue.

     As of February 28, 1995, there were approximately 35 stockholders of record of Class A Common Stock.

     Neither Holdings nor the Company has ever paid any cash dividends on its shares of common stock. Holdings is restricted from receiving any dividend or any other distribution from the Company by certain restrictive covenants contained in the 1993 Bank Credit Agreement and the indenture governing the Senior Notes. In addition, certain covenants contained in the Discount Notes indenture and Holdings' guaranty of the 1993 Bank Credit Agreement restrict Holdings from making any dividend payments or other distributions on its shares of common stock. Accordingly, Holdings does not anticipate paying cash dividends on its shares of common stock in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

COMPANY SELECTED FINANCIAL DATA

     The following table presents selected operating, balance sheet and other data of the Company as of and for the years ended December 31, 1990, 1991, 1992, 1993 and 1994 derived from the consolidated financial statements of the Company, which have been audited by KPMG Peat Marwick LLP. The financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the related notes thereto contained elsewhere herein.

                                                                    COMPANY
                                              ----------------------------------------------------
                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                              1990(A)      1991       1992     1993(B)      1994
                                                                 (IN THOUSANDS)
OPERATING DATA:
  Net sales.................................  $247,029   $267,225   $288,271   $310,881   $332,204
  Gross profit..............................    89,332     97,063    102,488    114,924    117,828
  Operating profit..........................    19,753     24,949     30,001     33,606     35,995
  Other expense (income):
     Interest...............................    31,888     31,793     30,830     23,957     22,392
     Other..................................     1,094      1,586        908     (1,280)       983
  Extraordinary item -- loss on
     recapitalization.......................        --         --         --    (31,559)        --
  Net earnings (loss).......................   (13,229)    (8,430)    (1,737)   (20,630)    12,480
  Dividends on preferred stock..............     9,442     11,152     13,171      5,806         --
OTHER DATA:
  Depreciation..............................    10,282     10,127      8,658      9,593      9,273
  Amortization of excess cost over net
     assets of business acquired............     5,956      5,439      5,505      5,751      5,519
  Amortization of debt issuance costs.......       974      1,433      1,107      1,337      1,384
  Accretion of bond discount................    19,881     19,000         --         --         --
  Additions to property, plant and
     equipment, net(c)......................     5,236      5,580      6,346      8,367     10,644
  Deficiency of earnings available to cover
     fixed charges(d).......................    13,229      8,430      1,737         --         --
  Ratio of earnings to fixed
     charges(d)(e)..........................        --         --         --       1.43x      1.53x
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital...........................    13,933      4,622      3,258        657     (9,818)
  Total assets..............................   245,536    229,618    227,625    243,175    237,816
  Long-term debt, less current maturities...   233,260    221,069    212,562    227,696    199,261
  Stockholders' deficit.....................   (14,723)   (23,157)   (24,896)   (37,593)   (25,113)

---------------

(a) The operating data for the year ended December 31, 1990 reflect the impact of the acquisition of all of the outstanding capital stock of Seven-Up Bottling Company of Dallas, Inc. for the period from January 12, 1990 through December 31, 1990. See Item 1, "Business -- General."

(b) The operating data for the year ended December 31, 1993 reflect the impact of the acquisition of substantially all the assets of Dr Pepper Bottling Company of Galveston, Inc. for the period from April 13, 1993 to December 31, 1993. See Item 1, "Business -- General".

(c) Additions to property, plant and equipment are presented net of proceeds received upon the disposition of such assets. Additions to property, plant and equipment for the year ended December 31, 1992 reflect the receipt of $1,487 by the Company upon the sale/leaseback of a portion of its trucking fleet.

(d) "Fixed charges" consist of interest (including amortization of discount and debt issuance costs) and the interest component of lease expense.

(e) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before taxes and extraordinary items plus fixed charges.

HOLDINGS SELECTED FINANCIAL DATA

     The following table presents selected operating, balance sheet and other data of Holdings as of and for the years ended December 31, 1990, 1991, 1992, 1993 and 1994 derived from the consolidated financial statements of Holdings, which have been audited by KPMG Peat Marwick LLP. The financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of Holdings and the related notes thereto contained elsewhere herein.

                                                                  HOLDINGS
                                           -------------------------------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                           1990(A)      1991       1992       1993(B)      1994
                                                               (IN THOUSANDS)
OPERATING DATA:
  Net sales..............................  $247,029   $267,225   $ 288,271   $ 310,881   $ 332,204
  Gross profit...........................    89,332     97,063     102,488     114,924     117,828
  Operating profit.......................    19,753     24,949      30,001      33,606      35,995
  Other expense (income):
     Interest............................    31,888     31,793      30,830      31,304      31,777
     Other...............................     1,094      1,586         908      (1,014)      1,287
  Dividends on Company preferred stock...     9,442     11,152      13,171       5,806          --
  Extraordinary item -- loss on
     recapitalization....................        --         --          --     (31,559)         --
  Net earnings (loss)....................   (22,671)   (19,582)    (14,908)    (34,049)      2,791
  Net loss per common share..............     (1.70)     (1.46)      (1.12)      (2.67)       (.08)
OTHER DATA:
  Depreciation...........................    10,282     10,127       8,658       9,593       9,273
  Amortization of excess cost over net
     assets of business acquired.........     5,956      5,439       5,505       5,751       5,519
  Amortization of debt issuance costs....       974      1,433       1,107       1,610       1,711
  Accretion of bond discount.............    19,881     19,000          --       7,340       9,385
  Additions to property, plant and
     equipment, net(c)...................     5,236      5,580       6,346       8,367      10,644
  Deficiency of earnings available to
     cover:
     Fixed charges(d)....................    22,671     19,582      14,908       2,490          --
     Fixed charges and preferred stock
       dividend requirements on the
       Preferred Stock(d)................        --         --          --       4,569          --
     Ratio of earnings to fixed
       charges(d)(e).....................        --         --          --          --        1.09x
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital........................    13,933      4,622       3,258         374     (10,078)
  Total assets...........................   245,536    229,618     227,625     245,863     240,199
  Long-term debt, less current
     maturities..........................   233,260    221,069     212,562     306,149     287,099
  Preferred Stock(f).....................        --         --          --      29,635      33,502
  Stockholders' deficit..................   (74,904)   (94,486)   (109,394)   (142,994)   (144,070)

---------------

(a) The operating data for the year ended December 31, 1990 reflect the impact of the acquisition of all of the outstanding capital stock of Seven-Up Bottling Company of Dallas, Inc. for the period from January 12, 1990 through December 31, 1990. See Item 1, "Business -- General."
(b) The operating data for the year ended December 31, 1993 reflect the impact of the acquisition of substantially all the assets of Dr Pepper Bottling Company of Galveston, Inc. for the period from April 13, 1993 to December 31, 1993. See Item 1, "Business -- General."
(c) Additions to property, plant and equipment are presented net of proceeds received upon the disposition of such assets. Additions to property, plant and equipment for the year ended December 31, 1992 reflect the receipt of $1,487 by the Company upon the sale/leaseback of a portion of its trucking fleet.
(d) "Fixed charges" consist of interest (including amortization of discount and debt issuance costs), the interest component of lease expense, and dividend requirements for the Old Preferred Stock.
(e) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" represents income before taxes and extraordinary items plus fixed charges.
(f) The Preferred Stock is subject to mandatory redemption under certain circumstances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  General

     The Company's primary measurement of unit volume is case sales. Case sales refers to physical cases of beverages sold, including both premix products (ready-to-serve beverages which are sold in tanks and converted to case sales on the basis of four cases per tank) and postmix products (fountain syrups to which carbonated water must be added and which are converted to case sales on the basis of one case per gallon).

     Franchise case sales represent primarily sales of the Company's branded products to retailers only. Contract case sales are comprised of sales, primarily of products in cans, to unaffiliated bottling companies that hold soft drink franchises and to a wholesaler of private label brand soft drink products. Contract sales may fluctuate significantly from year to year, and are made at relatively low prices and gross profit margins (historically representing approximately 16% of contract sales revenues) due to the competition for such sales, and are not a primary focus of management in determining the Company's business strategy. As a result, management believes that changes in franchise net sales more accurately measure growth than changes in total net sales.

     The primary asset of Holdings is the common stock of the Company. Holdings conducts no business other than holding the common stock of the Company. As a result, the operating data items for both Holdings and the Company are the same for the years ended December 31, 1990, 1991 and 1992, with the exception that dividends on the Company's Old Preferred Stock are shown as a minority interest in Holdings' statements of operations. With respect to 1993 and 1994, as a result of the consummation of the transactions contemplated by the Recapitalization Plan, only net sales, cost of sales, gross profit, operating expenses and operating profit are the same for the Company and Holdings.

 Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     Net sales, excluding contract net sales, for the year ended December 31, 1994 increased to $308.0 million compared to $287.3 million for 1993. The increase was due to a 7.8% increase in franchise case sales, with growth attributable to the acquisition of the franchise territory of Dr Pepper Bottling Company of Galveston, Inc. ("Dr Pepper Galveston") on April 13, 1993 (the "Galveston Acquisition") and to strong results from Dr Pepper and 7UP brands. Contract net sales for the year ended December 31, 1994 increased 2.6% from 1993 due to an increase in lower-margin private label contract sales volume partially offset by a small reduction in regular contract sales. As a result of the foregoing, net sales for the year ended December 31, 1994 increased 6.9% to $332.2 million compared to $310.9 million for 1993.

     Cost of sales for the year ended December 31, 1994 increased to $214.4 million compared to $196.0 million for 1993. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate, sweetener, and plastic bottles. These increases in costs were partially offset by reduced costs for aluminum cans. As a percentage of net sales, cost of sales for the year ended December 31, 1994 increased to 64.5% from 63.0% for 1993.

     Marketing expenses for the year ended December 31, 1994 decreased to $7.6 million compared to $9.4 million for 1993 due to a higher level of sports media advertising and sponsorship agreements in 1993. Marketing expenses represented approximately 2.3% of net sales in 1994 compared to 3.0% in 1993.

     Administrative and general expenses for the year ended December 31, 1994 increased to $62.9 million compared to $60.6 million for 1993. The increase was due primarily to an increase of $2.0 million in labor and employee benefit expenses, an increase of $.1 million in fleet expenses under a full service lease arrangement, an increase of $.6 million in full service commissions, and an increase of $.2 million in other expenses, partially offset by an increase of $.6 million in incentive credits from The Dr Pepper Company for placement of vending machines. Depreciation expense for the year ended December 31, 1994 increased to $5.8 million from

$5.6 million for 1993. Amortization of intangible assets for the year ended December 31, 1994 decreased to $5.5 million from $5.8 million for 1993.

     As a result of the above factors, operating profit for the year ended December 31, 1994 increased to $36.0 million, or 10.8% of net sales, compared to $33.6 million, or 10.8% of net sales, for 1993.

     Interest expense for the Company for the year ended December 31, 1994 decreased to $22.4 million from $24.0 million for 1993 due to reduction of outstanding indebtedness under the 1993 Bank Credit Agreement.

     Amortization of the Company's deferred debt issuance costs for the year ended December 31, 1994 was $1.4 million compared to $1.3 million for 1993.

     Other income for the Company for the year ended December 31, 1994 was $.4 million compared to $2.6 million for 1993. The 1993 amount included $2.5 million paid to the Company in settlement of its 1988 lawsuit against Del Monte Corporation for its refusal to consent to the acquisition of the Company by Holdings and the subsequent termination of the Company's license to produce and distribute Hawaiian Punch products.

     As a result of the above factors, the Company's income before income taxes for the year ended December 31, 1994 was $12.6 million compared to income before income taxes of $10.9 million for 1993. Income taxes for the year ended December 31, 1994 were $.1 million. Income before extraordinary item for the year ended December 31, 1994 was $12.5 million compared to income before extraordinary item of $10.9 million for 1993.

     Holdings' amortization of deferred debt issuance costs for the year ended December 31, 1994 increased to $1.7 million compared to $1.6 million for 1993.

     Interest expense (including bond accretion on the Discount Notes) for Holdings for the year ended December 31, 1994 increased to $31.8 million from $31.3 million for 1993. The increase was due to additional bond accretion on the Discount Notes, partially offset by reduced cash interest due to a paydown of indebtedness under the 1993 Bank Credit Agreement.

     As a result of the above factors, Holdings generated income before extraordinary item of $2.8 million for the year ended December 31, 1994, compared to a loss before extraordinary item of $2.5 million for 1993. The net loss before extraordinary item for Holdings of $2.5 million for the year ended December 31, 1993 reflects charges of $5.8 million relating to dividends on the Company's Old Preferred Stock. The Old Preferred Stock was classified as a minority interest for purposes of the financial statements of Holdings. Extraordinary loss for the year ended December 31, 1993 amounted to $31.6 million, due to transactions contemplated by the Recapitalization Plan. There was no extraordinary item for the year ended December 31, 1994. As a result, Holdings generated net income of $2.8 million for the year ended December 31, 1994, compared to a net loss of $34.0 million for 1993.

 Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

     Net sales, excluding contract net sales, for the year ended December 31, 1993 increased to $287.3 million compared to $262.8 million for 1992. The increase was due to a 10.2% increase in franchise case sales, with growth attributable to the acquisition of the franchise territory of Dr Pepper Galveston in the Galveston Acquisition and to strong results from DR PEPPER as well as from allied brands. Contract net sales for the year ended December 31, 1993 decreased 7.5% from 1992 due to the elimination of contract sales to Dr Pepper Galveston as a result of the consummation of the Galveston Acquisition. As a result of the foregoing, net sales for the year ended December 31, 1993 increased 7.8% to $310.9 million compared to $288.3 million in 1992.

     Cost of sales for the year ended December 31, 1993 increased to $196.0 million compared to $185.8 million in 1992. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate. Increases in concentrate costs were partially offset by cost decreases in other ingredients and materials including sweetener, P.E.T. bottles, and aluminum cans. As a percentage of net sales, cost of sales for the year ended December 31, 1993 decreased to 63.0% from 64.4% in 1992.

     Marketing expense for the year ended December 31, 1993 increased to $9.4 million compared to $6.0 million in 1992. This increase was due primarily to higher expenditures for sports media advertising and sponsorship agreements with various sports organizations, including the new Dallas NHL hockey team, the new baseball stadium in Arlington for the Texas Rangers, and the Southwest Conference basketball tournament. Marketing expenses represented approximately 3.0% of net sales for the year ended December 31, 1993 compared to 2.1% of net sales in 1992.

     Administrative and general expenses for the year ended December 31, 1993 increased to $60.6 million compared to $55.6 million in 1992. This increase was primarily due to an increase of $3.3 million in labor and employee benefit expenses, an increase of $1.5 million in fleet expenses due to an upgrade in fleet vehicles under a full service lease arrangement, an increase of $0.7 million in full service commissions, and an increase of $0.3 million in other expenses, offset by a reduction in bad debts expense of $0.8 million due to recoveries in 1993. Depreciation expense for the year ended December 31, 1993 increased to $5.6 million from $5.4 million in 1992. Amortization of intangible assets for the year ended December 31, 1993 increased to $5.8 million compared to $5.5 million in 1992.

     As a result of the above factors, operating profit for the year ended December 31, 1993 increased to $33.6 million, or 10.8% of net sales, compared to $30.0 million, or 10.4% of net sales, in 1992.

     Interest expense for the Company for the year ended December 31, 1993 decreased to $24.0 million from $30.8 million in 1992. The decrease was due primarily to lower interest rates on outstanding indebtedness as a result of the transactions contemplated by the Recapitalization Plan.

     Amortization of the Company's deferred debt issuance costs for the year ended December 31, 1993 was $1.3 million compared to $1.1 million in 1992.

     Loss from disposition of assets for the year ended December 31, 1993 was $32,000 compared to a gain of $.2 million in 1992.

     Other income for the Company for the year ended December 31, 1993 was $2.6 million compared to other expenses of $28,000 in 1992, due to the $2.5 million settlement of the Company's 1988 lawsuit against Del Monte Corporation for its refusal to consent to the acquisition of the Company by Holdings and the subsequent termination of the Company's license to produce and distribute Hawaiian Punch products.

     As a result of the above factors, the Company's income before extraordinary item for the year ended December 31, 1993 was $10.9 million compared to a loss of $1.7 million in 1992.

     Holdings' amortization of deferred debt issuance costs for the year ended December 31, 1993 increased to $1.6 million compared to $1.1 million in 1992.

     Interest expense for Holdings for the year ended December 31, 1993 increased to $31.3 million from $30.8 million in 1992. The increase was due to increased indebtedness as a result of the Recapitalization Plan, partially offset by lower interest rates on such indebtedness. Interest expense for Holdings for the year ended December 31, 1993 includes $7.3 million of bond accretion on the Discount Notes.

     As a result of the above factors, Holdings generated income before dividends on subsidiary's preferred stock and extraordinary item of $3.3 million for the year ended December 31, 1993 compared to a loss of $1.7 million in 1992. The net loss before extraordinary item for Holdings of $2.5 million for the year ended December 31, 1993 reflects charges of $5.8 million related to dividends on the Company's Old Preferred Stock. The net loss before extraordinary item for Holdings for the year ended December 31, 1992 reflects charges of $13.2 million relating to dividends on the Company's Old Preferred Stock. The Old Preferred Stock was classified as a minority interest for purposes of the financial statements of Holdings. As a result of the above factors, a net loss before extraordinary item of $2.5 million was reported for Holdings for the year ended December 31, 1993 compared to a net loss before extraordinary item of $14.9 million in 1992.

     Extraordinary loss for the year ended December 31, 1993 amounted to $31.6 million, due to the transactions contemplated by the Recapitalization Plan. After the extraordinary item, Holdings generated a net loss of $34.0 million for the year ended December 31, 1993 compared to a net loss of $14.9 million in 1992.

LIQUIDITY AND CAPITAL RESOURCES

     Holdings conducts business through the Company and has no material operations of its own. The primary asset of Holdings is the common stock of the Company. Accordingly, Holdings is dependent on the cash flow of the Company to meet its obligations. Holdings has no material obligations other than those under the Discount Notes, the Preferred Stock and any exchange debentures of Holdings into which such stock becomes exchangeable, and certain contingent obligations under Holdings' guarantee of the Company's obligations under the 1993 Bank Credit Agreement. Holdings, though, is not expected to have any material need for cash until interest on the Discount Notes becomes payable in cash beginning August 15, 1998. The Discount Notes will mature in 2003. The 1993 Bank Credit Agreement and the Senior Notes indenture impose significant restrictions on the payment of dividends and the making of loans by the Company to Holdings. However, the Senior Notes indenture allows the Company to pay dividends to Holdings in accordance with a specified formula if, after giving effect thereto, no event of default, or an event that with the passage of time or the giving of notice, or both, would constitute an event of default under the Senior Notes indenture shall have occurred and be continuing. In addition, the 1993 Bank Credit Agreement allows the Company to pay dividends to Holdings in an amount necessary to make cash interest payments on the Discount Notes, provided that no event of default exists or would be created under the 1993 Bank Credit Agreement.

     The Company remains highly leveraged following the consummation of the transactions contemplated by the Recapitalization Plan. The Company's principal use of funds in the future will be the payment of principal and interest under the 1993 Bank Credit Agreement and the Senior Notes. As of December 31, 1994, approximately $68.1 million was outstanding under the term loan facility of the 1993 Bank Credit Agreement (the "Term Loan Facility"). The Company will be required to repay the principal under the Term Loan Facility as follows: $13.8 million in 1995, $15.5 million in 1996, $17.2 million in each of 1997 and 1998 and $4.4 million in 1999, subject to reduction for mandatory and optional prepayments. In addition, the Company will be required to further retire the principal amount outstanding under the 1993 Bank Credit Agreement with Excess Cash Flow (as defined in the 1993 Bank Credit Agreement). It is expected that the Company's primary sources of financing for its future business activities will be funds from operations, together with additional borrowings under the 1993 Bank Credit Agreement's revolving line of credit facility (the "Revolving Line of Credit Facility"). The Revolving Line of Credit Facility provides for revolving loans in an aggregate amount of up to $25 million with a $5 million sublimit for the issuance of letters of credit. The Revolving Line of Credit Facility will mature in 1999. During 1994, the Company purchased $8.0 million aggregate principal amount of its outstanding Senior Notes at an aggregate purchase price of $8.2 million. The purchase price was funded from cash on hand. In January 1995 the Company used the Revolving Line of Credit Facility to purchase an additional $5.0 million of its Senior Notes for $5.1 million.

     Because the obligations under the 1993 Bank Credit Agreement bear interest at floating rates, the Company will be sensitive to changes in prevailing interest rates. As required by the 1993 Bank Credit Agreement, the Company entered into interest rate protection arrangements, expiring June 30, 1996, in an aggregate notional amount equal to $45 million, subject to reduction by $2 million at the end of each quarter starting with the quarter ending June 30, 1994.

     The Company had negative working capital of $9.8 million at December 31, 1994 compared to working capital of $0.7 million at December 31, 1993.

     Based on the Company's anticipated operating results, management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the Term Loan Facility as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Senior Notes and the Discount Notes at their respective maturities. Accordingly, the Company and Holdings expect that they will be required to refinance all or substantially all of the Senior Notes and the Discount Notes at their respective maturities or sell equity or assets to fund the repayment of all or substantially all of the Senior Notes and the Discount Notes at their respective maturities, or effect a combination of the foregoing. While the Company and Holdings believe that they will be able to refinance the Senior Notes and the Discount Notes at or prior to their respective maturities, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that such will be the case.

     The 1993 Bank Credit Agreement contains numerous financial and operating covenants and prohibitions that impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and maintain certain specified levels of net worth, and limitations on the incurrence of additional indebtedness. The indentures governing the Senior Notes and the Discount Notes also contain covenants that impose limitations on the liquidity of the Company and Holdings, including a limitation on the incurrence of additional indebtedness. The ability of the Company and Holdings to meet their debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, competitive and other factors affecting the Company, many of which are beyond its control.

     Management anticipates expansion related capital expenditures in 1995 and 1996 to service volume growth at several locations. During 1994 capital expenditures totaled $10.8 million. The Company anticipates that capital expenditures will total approximately $8.0 million to $8.5 million for each of the years 1995 through 1997.

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that include the enactment date. The Company and Holdings have adopted the provisions of Statement 109 effective January 1, 1993 and the cumulative effect of the change in accounting for income taxes was immaterial.

     In December 1990, the Financial Accounting Standards Board issued Statement 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement 106") which is effective for fiscal years beginning after December 15, 1992. The Company and Holdings do not provide postretirement benefits and, therefore, the provisions of Statement 106 are not applicable.

     In November 1992, the Financial Accounting Standards Board issued Statement 112, "Employers' Accounting for Postemployment Benefits" ("Statement 112") which is effective for fiscal years beginning after December 15, 1993. The Company and Holdings do not provide postretirement benefits and, therefore, the provisions of Statement 112 are not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                     --------
DR PEPPER BOTTLING COMPANY OF TEXAS
  Independent Auditors' Report....................................................
  Balance Sheets, December 31, 1993 and 1994......................................
  Statements of Operations for the years ended December 31, 1992, 1993 and 1994...
  Statements of Stockholders' Deficit for the years ended December 31, 1992, 1993 and 1994.....................................................................
  Statements of Cash Flows for the years ended December 31, 1992, 1993 and 1994...
  Notes to Financial Statements...................................................
DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY
  Independent Auditors' Report....................................................
  Consolidated Balance Sheets, December 31, 1993 and 1994.........................
  Consolidated Statements of Operations for the years ended December 31, 1992,
     1993 and 1994................................................................
  Consolidated Statements of Stockholders' Deficit for the years ended
     December 31, 1992, 1993 and 1994.............................................
  Consolidated Statements of Cash Flows for the years ended December 31, 1992,
     1993 and 1994................................................................
  Notes to Consolidated Financial Statements......................................

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Dr Pepper Bottling Company of Texas:


We have audited the accompanying balance sheets of Dr Pepper Bottling Company of Texas (a wholly-owned subsidiary of Dr Pepper Bottling Holdings, Inc.) as of December 31, 1993 and 1994, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed on the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dr Pepper Bottling Company of Texas as of December 31, 1993 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                         KPMG Peat Marwick LLP

Dallas, Texas
March 8, 1995

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                                 Balance Sheets

                           December 31, 1993 and 1994
               (in thousands, except share and per share amounts)


                                 Assets (note 9)                                        1993           1994
                                 ---------------                                        ----           ----
 Current assets:
    Cash and cash equivalents                                                        $   16,930          7,769
    Accounts receivable:
     Trade, less allowance for doubtful accounts of $305
        in 1993 and $371 in 1994                                                          20,156        24,479
     Other                                                                                 3,417         3,748
    Inventories (note 4)                                                                   9,806        12,183
    Prepaid expenses                                                                       3,420         5,671
                                                                                     -----------     ---------
              Total current assets                                                        53,729        53,850
                                                                                     -----------     ---------

 Property, plant and equipment, net (notes 5 and 9)                                       64,523        65,946
 Other assets, at amortized cost:
    Goodwill and other intangible assets (note 6)                                        116,668       111,149
    Debt issuance costs                                                                    8,255         6,871
                                                                                     -----------     ---------
                                                                                     $   243,175       237,816
                                                                                     ===========     =========

                      Liabilities and Stockholder's Deficit
                      -------------------------------------


 Current liabilities:
    Accounts payable                                                                 $    26,311        34,285
    Accrued expenses                                                                      13,876        14,935
    Current maturities of long-term debt and obligations under
     capital leases (note 9)                                                              12,885        14,448
                                                                                     -----------     ---------
              Total current liabilities                                                   53,072        63,668
                                                                                     -----------     ---------

 Long-term debt and obligations under capital leases, less current
    maturities (note 9)                                                                  227,696       199,261


 Stockholder's deficit:
    Common stock, $.01 par value.  Authorized 11,000,000 shares;
     issued and outstanding 100 shares                                                         1             1
    Additional paid-in capital                                                           110,227       110,227
    Consideration to continuing predecessor shareholders in
     excess of book value                                                                (33,948)      (33,948)
    Deficit                                                                             (113,873)     (101,393)
                                                                                     -----------     ---------
              Total stockholders' deficit                                                (37,593)      (25,113)

 Commitments and contingencies (notes 7, 11 and 12)
                                                                                     -----------     ---------

                                                                                     $   243,175       237,816
                                                                                     ===========     =========

See accompanying notes to financial statements.

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                            Statements of Operations

                  Years ended December 31, 1992, 1993 and 1994
                                 (in thousands)



                                                                         1992             1993           1994
                                                                         ----             ----           ----
 Net sales                                                             $ 288,271         310,881        332,204
 Cost of sales (note 5)                                                  185,783         195,957        214,376
                                                                       ---------         -------        -------

                Gross profit                                             102,488         114,924        117,828

 Marketing expense                                                         6,036           9,418          7,618
 Depreciation                                                              5,371           5,577          5,765
 Amortization of intangible assets                                         5,505           5,751          5,519
 Administrative and general expenses                                      55,575          60,572         62,931
                                                                       ---------         -------        -------
                Operating profit                                          30,001          33,606         35,995
                                                                       ---------         -------        -------

 Other expense (income):
    Interest                                                              30,830          23,957         22,392
    Amortization of deferred debt issuance costs                           1,107           1,337          1,384
    Other, net                                                              (199)         (2,617)          (401)
                                                                       ---------         -------        -------
                                                                          31,738          22,677         23,375
                                                                       ---------         -------        -------
                Earnings (loss) before income taxes and
                  extraordinary item                                      (1,737)         10,929         12,620


 Income taxes                                                                  -              -             140
                                                                       ---------         -------        -------
                Earnings (loss) before extraordinary item                 (1,737)         10,929         12,480

 Extraordinary item - loss on recapitalization (note 2)                        -         (31,559)             -
                                                                       ---------         -------        -------
              Net earnings (loss)                                      $  (1,737)        (20,630)        12,480
                                                                       =========         =======        =======


See accompanying notes to financial statements.

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                      Statements of Stockholder's Deficit

                  Years ended December 31, 1992, 1993 and 1994
                    (in thousands, except per share amounts)


                                                                                              Consideration
                                                                                              to continuing
                                                                                               predecessor
                                          Preferred stock         Common stock   Additional   stockholders
                                          ---------------         ------------     paid-in    in excess of
                                        Shares    Amount       Shares    Amount    capital     book value   Deficit     Totals
                                        ------    ------       ------    ------    -------     ----------   -------     ------
Balance at December 31, 1991              2,908   $ 71,329      100     $ 1         11,990      (33,948)    (72,529)    (23,157)
   Stock dividends on senior
    exchangeable preferred stock            527     13,169        -       -              -            -     (13,169)          -
   Cash dividends on senior
     exchangeable preferred stock             -          -        -       -              -            -          (2)         (2)
   Net loss                                   -          -        -       -              -            -      (1,737)     (1,737)
                                         ------   --------      ---     ---        -------      -------    ---------    -------

Balance at December 31, 1992              3,435     84,498      100       1         11,990      (33,948)    (87,437)    (24,896)
   Stock dividends on senior
   exchangeable preferred stock             146      3,649        -       -              -            -      (3,649)          -
   Cash dividends on senior
     exchangeable preferred stock             -          -        -       -              -            -      (2,157)     (2,157)
   Preferred shares retired              (3,581)   (88,147)       -       -              -            -           -     (88,147)

   Additional paid-in capital related
    to recapitalization                       -          -        -       -         98,237            -           -      98,237
   Net loss                                   -          -        -       -              -            -     (20,630)    (20,630)
                                         ------   --------      ---     ---        -------      -------    ---------    -------
Balance at December 31, 1993                  -          -      100       1        110,227      (33,948)   (113,873)    (37,593)
   Net earnings                               -          -        -       -              -            -      12,480      12,480
                                         ------   --------      ---     ---        -------      -------    ---------    -------

Balance at December 31, 1994                  -   $      -      100     $ 1        110,227      (33,948)   (101,393)    (25,113)
                                         ======   ========      ===     ===        =======      =======    =========    =======

See accompanying notes to financial statements.

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                            Statements of Cash Flows

                  Years ended December 31, 1992, 1993 and 1994
                                 (in thousands)


                                                                             1992           1993          1994
                                                                             ----           ----          ----
 Cash flows from operating activities:
    Net earnings (loss)                                                   $  (1,737)       (20,630)      12,480
                                                                          ---------       --------      -------

    Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
        Loss on recapitalization                                                  -         31,559            -
        Depreciation of property, plant and equipment                         8,658          9,593        9,273
        Amortization of other assets                                          6,612          7,088        6,903
        Loss (gain) on sale of assets                                          (224)            32          (52)
        Changes in assets and liabilities,
          net of effects from acquisitions:
            Accounts receivable                                              (1,228)        (1,926)      (4,654)
            Inventories                                                      (1,444)          (346)      (2,377)
            Prepaid expenses                                                 (1,159)         1,491       (2,251)
            Accounts payable                                                  6,878          2,079        7,974
            Accrued expenses                                                   (792)         4,949        1,059
                                                                          ---------       --------      -------
              Total adjustments                                              17,301         54,519       15,875
                                                                          ---------       --------      -------
              Net cash provided by
                  operating activities                                       15,564         33,889       28,355
                                                                          ---------       --------      -------


 Cash flows from investing activities:
    Additions to property, plant and equipment                               (7,833)        (8,971)     (10,838)
    Proceeds from the sale of property, plant and equipment                   1,673            604          194
    Cash paid for acquisitions, net of cash acquired                              -         (8,965)           -
                                                                          ---------       --------      -------

              Net cash used in investing activities                          (6,160)       (17,332)     (10,644)
                                                                          ---------       --------      -------

 Cash flows from financing activities:
    Payment of long-term debt                                                (6,345)      (198,713)     (26,872)
    Debt issued                                                                   -        218,819            -
    Deferred debt costs                                                           -         (8,768)           -
    Payment of costs related to recapitalization                                  -        (26,906)           -
    Preferred stock retired                                                       -        (88,147)           -
    Additions to paid-in capital related to recapitalization                      -         98,237            -
    Payment of preferred stock dividends                                         (2)        (2,157)           -
                                                                          ---------       --------      -------

              Net cash used in financing activities                          (6,347)        (7,635)     (26,872)
                                                                          ---------       --------      -------

 Net increase (decrease) in cash and cash equivalents                         3,057          8,922       (9,161)
 Cash and cash equivalents at beginning of year                               4,951          8,008       16,930
                                                                          ---------       --------      -------
 Cash and cash equivalents at end of year                                 $   8,008         16,930        7,769
                                                                          =========       ========      =======



See accompanying notes to financial statements.

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                         Notes to Financial Statements

                        December 31, 1992, 1993 and 1994


              (in thousands, except share and per share amounts)


(1)      Organization and Business

         (a)     Organization

                 Dr Pepper Bottling Company of Texas ("Company") is a wholly-owned subsidiary of Dr Pepper Bottling Holdings, Inc. ("Holdings"). Holdings was formed expressly for the purpose of acquiring all of the common stock of the Company.
                 Effective October 28, 1988, Holdings entered into an agreement with the Company providing for the acquisition of all issued and outstanding common stock of the Company. Stockholders' equity reflects such continuing Predecessor stockholders' proportionate interests in the adjusted historical book value of the Company, reduced by the net consideration paid by Holdings for common stock representing such interest.

         (b)     Business

                 The Company is principally engaged in producing, marketing and distributing carbonated soft drinks in Dallas/Fort Worth, Houston and Waco, Texas. Soft drink operations are conducted pursuant to franchise agreements with companies owning the rights to soft drink formulae.


(2)      Recapitalization

         During 1993, the Company completed a recapitalization plan (the "Recapitalization Plan"), the purpose of which was to reduce the aggregate amount of interest expense and preferred stock dividend requirements. The Recapitalization Plan is described in more detail in note 9.

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                         Notes to Financial Statements

              (in thousands, except share and per share amounts)

         (a)     1993 Bank Credit Agreement

                 Pursuant to the Recapitalization Plan, on February 18, 1993, the Company entered into a credit agreement (the "1993 Bank Credit Agreement") with certain banks providing for (i) a term loan facility in the aggregate amount of $100,000 and (ii) a revolving line of credit facility in the aggregate amount of $25,000.

                 On March 22, 1993, as contemplated by the Recapitalization Plan, the Company borrowed $91,700 under the term loan facility of the 1993 Bank Credit Agreement to redeem all of the then outstanding Senior Exchangeable Preferred Stock of the Company.

         (b)     Sale/Leaseback

                 As part of the Recapitalization Plan, the Company entered into an amendment to the lease agreement in connection with the sale/leaseback of its Irving and Houston, Texas production facilities. The amendment to the lease agreement modified certain covenants and eliminated the consumer price index adjustment to the rent scheduled to be effected on July 1, 1994. In connection with the amendment, Donaldson Lufkin & Jenrette Securities Corporation ("DLJ") obtained the right to sell the note held by the lender under the lease agreement, and DLJ subsequently sold the note. The proceeds from such sale in excess of the principal amount of the note plus accrued interest, commissions and expenses ($1,227) were paid to the Company and are reflected as a reduction of the loss on recapitalization.

         (c)     Senior Preferred Stock

                 The Company redeemed all of the outstanding Senior Exchangeable Preferred Stock of the Company, in accordance with the Recapitalization Plan.

         (d)     Loss on Recapitalization

                 In 1993, the Company recorded an extraordinary loss of $31,600 in connection with the early retirement of a total of $192,200 principal amount of notes and debentures. The aggregate purchase price (including certain costs to extinguish the debt) of such indebtedness was $223,800, financed principally through newly issued debt and preferred stock.





                                                                     (Continued)

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                         Notes to Financial Statements

              (in thousands, except share and per share amounts)

(3)      Summary of Significant Accounting Policies

         (a)     Basis of Presentation

                 The financial statements include the accounts of the Company's three operating branches: Dallas/Ft. Worth, Houston and Waco. All balances and transactions between branches have been eliminated. Certain amounts in the 1992 and 1993 financial statements have been reclassified to conform with 1994 presentation.

         (b)     Cash Equivalents

                 Cash equivalents consist of highly liquid debt instruments with original maturities of three months or less. The Company did not have any cash equivalents at December 31, 1993 or 1994.

         (c)     Inventories

                 Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market.

         (d)     Property, Plant and Equipment

                 Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are generally used for income tax purposes.

                 Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized and depreciated. The cost and accumulated depreciation of assets sold or disposed of are removed from the accounts. Resultant profit or loss on such transactions is credited or charged to earnings.






                                                                     (Continued)

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                         Notes to Financial Statements

              (in thousands, except share and per share amounts)

         (e)     Goodwill and Other Intangible Assets

                 Excess of cost over estimated fair market value of tangible net assets of acquired businesses and costs of franchises are being amortized on a straight-line basis over 10 to 40 years. Debt issuance costs are being amortized over the terms of the related debt agreements (10 to 25 years). Covenants not to compete are amortized over the terms of the agreements (5 to 10 years).

                 The Company continually evaluates the propriety of the carrying amount of goodwill and other intangibles as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted operating income before depreciation, amortization, nonrecurring charges and interest for the Company over the remaining amortization periods of the related intangible assets. The projections are based on a historical trend line of actual results since the acquisitions of the respective assets and adjusted for expected changes in operating results. To the extent such projections indicate that the undiscounted operating income is not expected to be adequate to recover the carrying amounts of the related intangible assets, such carrying amounts are written down by charges to expense. At this time, the Company believes that no significant impairment of goodwill and other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

         (f)     Self-insurance

                 The Company is self-insured in these areas: (a) employer's excess indemnity with a $250 per occurrence limit on coverage,
                 (b) automobile liability with a $250 per occurrence limit on coverage, (c) general liability with a $250 per occurrence limit on coverage, and (d) medical insurance with a $125 per person per year limit on coverage. The Company accrues for costs associated with its self-insured programs as incurred. Coverage in excess of the limits defined above is provided by third-party insurance companies. All other claims are covered through third-party insurance policies.

         (g)     Financial Instruments and Credit Risk Concentrations

                 Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions; however, such amounts are generally in excess of federally insured limits. Although the Company





                                                                     (Continued)

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                         Notes to Financial Statements

              (in thousands, except share and per share amounts)

                 does not require collateral for trade receivables, the credit risk is limited due to the large number of customers. For the years ended December 31, 1992, 1993 and 1994, no customer accounted for more than 10% of net sales. At December 31, 1993 and 1994, no receivable from any customer exceeded 5% of stockholder's deficit.

                 Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("Statement 107"), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Company's financial instruments:

                   . Cash, Accounts Receivable, Accounts Payable and Accrued Expenses - The carrying amounts approximate fair value because of the short maturity of these instruments.

                   . Long-term Debt - The carrying amounts of the term loan and credit facility loan approximate market because of the variable interest rate which is based on the bank's alternative base rate.

                 The fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         (h)     Income Taxes

                 In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on





                                                                     (Continued)

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                         Notes to Financial Statements

              (in thousands, except share and per share amounts)

                 deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                 Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

                 Effective January 1, 1993, the Company adopted Statement 109 and the cumulative effect of the change in accounting for income taxes was immaterial.

(4)      Inventories


         Inventories consist of the following at December 31, 1993 and 1994:

                                                                       1993          1994
                                                                       ----          ----
Finished products                                                    $ 8,396         8,154
Raw materials and supplies                                             1,410         4,029
                                                                     -------        ------
                                                                     $ 9,806        12,183
                                                                     =======        ======


(5)      Property, Plant and Equipment

         Property, plant and equipment and accumulated depreciation at December 31, 1993 and 1994 are summarized as follows:

                                                                         1993             1994
                                                                         ----             ----
Land and improvements                                                 $  17,540           17,589
Buildings                                                                26,930           27,120
Machinery and other equipment                                            46,708           51,309
Vending equipment                                                        29,105           32,084
                                                                      ---------         --------
                                                                        120,283          128,102
Accumulated depreciation                                                (55,760)         (62,156)
                                                                      ---------         --------
             Net property, plant and equipment                        $  64,523           65,946
                                                                      =========         ========


         Depreciation expense on production facilities is included in cost of sales and totaled $3,287, $4,016 and $3,508 for the years ended December 31, 1992, 1993 and 1994, respectively.





                                                                     (Continued)

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                         Notes to Financial Statements

              (in thousands, except share and per share amounts)

(6)      Goodwill and Other Intangible Assets

         Goodwill and other intangible assets at December 31, 1993 and 1994 are summarized as follows:

                                                                       1993            1994
                                                                       ----            ----
Goodwill, net of accumulated amortization
    of $12,790 and $15,363                                           $  86,543          83,970
Franchise costs, net of accumulated
    amortization of $10,357 and $12,872                                 28,112          25,597
Other, net of accumulated amortization of
    $5,591 and $6,022                                                    2,013           1,582
                                                                     ---------        --------
                                                                     $ 116,668         111,149
                                                                     =========        ========

(7)      Lease Obligations


         The Company has operating leases principally for office, trucking fleet and vending equipment. Rent expense on operating leases was $3,197, $4,533 and $4,997 in 1992, 1993 and 1994, respectively.

         At December 31, 1994, future minimum rental payments under noncancellable operating leases are $2,183, $1,858, $1,521, $1,141, $713 and $238 for the years 1995 through 1999 and thereafter, respectively.

(8)      Acquisition

         On April 13, 1993, pursuing its operating strategy of acquiring contiguous bottling territories, the Company acquired all of the operating assets of Dr Pepper Bottling Company of Galveston, Inc. for $9,000 in cash and $1,000 payable in installments over five years under a noncompetition agreement.





                                                                     (Continued)

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                         Notes to Financial Statements

              (in thousands, except share and per share amounts)

(9)      Long-term Debt and Obligations Under Capital Leases

         Long-term debt and obligations under capital leases at December 31, 1993 and 1994 is summarized as follows:

                                                                          1993             1994
                                                                          ----             ----
Senior notes due in 2000, interest at 10-1/4% (a)                       $ 125,000          117,000
Facility A Note, interest at LIBOR (6% at
    December 31, 1994) + 2%; due in varying
    installments through June 1999 (b)                                     86,111           68,069
Sale/leaseback borrowings, interest at 12.6%, due in
    monthly installments of $333 through
    June 2014 (c)                                                          27,475           27,019
Covenant not to compete liabilities at present value
    of payments                                                             1,944            1,617
Obligations under capital leases                                               51                4
                                                                        ---------        ---------
                                                                          240,581          213,709
Less current portion                                                       12,885           14,448
                                                                        ---------        ---------
                                                                        $ 227,696          199,261
                                                                        =========        =========


         (a)     Senior Notes

                 As contemplated by the Recapitalization Plan, on February 18, 1993, the Company issued and sold $125,000 aggregate principal amount of Senior Notes. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 16, 1998, at 101.708% of the principal amount, plus accrued interest, if any, if redeemed during the twelve-month period beginning February 16, 1998, and thereafter at 100% of the principal amount, plus accrued interest, if any, until maturity. In the event of a change in control of the Company or Holdings, the Company will be obligated to make an offer to purchase all outstanding Senior Notes at a redemption price of 101% of the principal amount plus accrued interest to the date of repurchase.

                 Under the terms of the indenture governing the Senior Notes, aggregate dividend payments on capital stock subsequent to issuance of the Senior Notes are restricted to the sum of (i) 50% of aggregate net income subsequent to issuance of the Senior Notes (or in the case of a net loss, 100% of the aggregate net loss) plus (ii) the proceeds from the issuance of capital stock, warrants or options plus (iii) $7.5 million.





                                                                     (Continued)

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                         Notes to Financial Statements

              (in thousands, except share and per share amounts)

         (b)     Facility A Note

                 The Facility A Note contains certain restrictive covenants and requires the Company, among other things, to satisfy certain financial ratios and restrict investments, capital expenditures, additional debts and payment of dividends. This loan is secured by substantially all assets of the Company.

         (c)     Sale/Leaseback Borrowings

                 Under the sale/leaseback agreement, the Company has the option to repurchase the property on the tenth anniversary date of the agreement at the greater of the fair value of the property at the option date or the original sales price. On the tenth anniversary of the amended agreement, and at the end of each successive five-year period for which the agreement remains in effect, the monthly payments are to be adjusted, using a formula based upon increases in the Consumer Price Index. In addition, the agreement provides for, at the option of the Company, an extension of the lease termination date for successive five-year terms to 2034.

         (d)     Bank Credit Agreement

                 As of December 31, 1994, the Company had no balance outstanding on the $25,000 revolving line of credit facility of the 1993 Bank Credit Agreement. The balance available for borrowing has been reduced by the outstanding letters of credit discussed below. The facility matures June 30, 1999. Interest on outstanding balances is payable at LIBOR (6% at December 31, 1994) plus 2%.

                 The 1993 Bank Credit Agreement contains customary restrictive covenants and requires the Company, among other things, to satisfy certain financial ratios and restrict investments, capital expenditures, additional debt and payments of dividends. Amounts owed under the 1993 Bank Credit Agreement are the direct obligations of the Company and are unconditionally guaranteed by Holdings. This loan is secured by substantially all assets of the Company.





                                                                     (Continued)

                     DR PEPPER BOTTLING COMPANY OF TEXAS

                        Notes to Financial Statements

             (in thousands, except share and per share amounts)

         The maturities of long-term debt and obligations under capital leases at December 31, 1994 are as follows: 1995 - $14,448; 1996 - $16,244;
         1997 - $18,058; 1998 - $18,014; 1999 - $5,177 and thereafter -
         $141,768.

         Interest paid for the years ended December 31, 1992, 1993 and 1994 totaled $30,830, $23,344 and $22,633, respectively.

         At December 31, 1994, the Company had outstanding letters of credit of $1,830 related to certain insurance policies.

(10)     Savings Plan

         The Company maintains a tax-qualified defined contribution 401(k) profit sharing plan (Savings Plan). All employees over age 21 with one year of service are eligible to participate in the Savings Plan. Participants may elect to defer up to fifteen percent of their compensation and have it contributed to the Savings Plan on a pre-tax basis. In addition, as long as it has sufficient net profits, the Company automatically matches fifty percent of each participant's salary deferral contributions up to three percent of each participant's salary. In accordance with the Internal Revenue Code of 1986, as amended, the amount which may be contributed annually to the Savings Plan by or on behalf of any participant is subject to the limitations imposed on defined contribution plan contributions. Amounts expensed under the Savings Plan were not significant in 1992, 1993 or 1994.

(11)     Income Taxes

         Income tax expense attributable to income from continuing operations was $140 for the year ended December 31, 1994 ($-0- in 1992 and 1993), and differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                                                      1992         1993         1994
                                                                      ----         ----         ----
Computed "expected" tax expense                                       $(591)      (3,716)       4,291
Changes in income taxes resulting from:
   Addition to (utilization of) net operating loss
     carryforward                                                       591        3,716       (4,634)
   Amortization of goodwill                                               -            -          165
   Alternative minimum tax                                                -            -          140
   Other                                                                  -            -          178
                                                                      -----       ------       ------
                 Total income tax expense                             $   -            -          140
                                                                      =====       ======       ======





                                                                     (Continued)

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                         Notes to Financial Statements

              (in thousands, except share and per share amounts)

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1994 are presented below:

                                                                      1993             1994
                                                                      ----             ----
Deferred tax assets:
  Net operating loss carryforwards                                  $ 34,431           22,991
  Obligations under capital leases                                     8,974            8,605
  Other                                                                1,961            2,254
                                                                    --------          -------
                 Total gross deferred tax assets                      45,366           33,850
  Less valuation allowance                                           (37,904)         (26,116)
                                                                    --------          -------
                 Net deferred tax assets                               7,462            7,734
                                                                    --------          -------

                                                                      1993             1994
                                                                      ----             ----
Deferred tax liabilities:
  Plant and equipment, principally due to differences
    in depreciation                                                 $ (3,879)          (3,586)
  Intangible assets due to differences in amortization                (3,583)          (4,148)
                                                                    --------          -------

                 Total gross deferred liabilities                     (7,462)          (7,734)
                                                                    --------          -------
                 Net deferred tax assets (liabilities)              $      -                -
                                                                    ========          =======


         For federal income tax purposes, the predecessor tax basis of assets and liabilities was retained following the Acquisition.

         At December 31, 1994, the Company has net operating loss carryforwards of approximately $67,619 which are available to offset future federal taxable income, if any, through 2008. At December 31, 1994, there were approximately $48,903 of net operating loss carryforwards available to offset future alternative minimum taxable income for federal income tax purposes. Net operating losses may not offset more than 90% of the Company's alternative minimum tax income.

         The valuation allowance for deferred tax assets as of January 1, 1993 was $19,744. The net change in the total valuation allowance for the years ended December 31, 1993 and 1994 was an increase (decrease) of $18,160 and ($11,788), respectively. The changes are primarily related to changes in net operating loss carryforwards during 1993 and 1994.





                                                                     (Continued)

                      DR PEPPER BOTTLING COMPANY OF TEXAS

                         Notes to Financial Statements

              (in thousands, except share and per share amounts)

         Income taxes paid for the year ended December 31, 1994 totaled $105,000 (none in 1992 and 1993).

         If the Company undergoes a more-than-50% ownership change within the meaning of section 382(g) of the Internal Revenue Code, then the Company will be limited in the use of its pre-ownership change net operating losses to offset future taxable income. A similar limitation would apply to any pre-ownership change tax credits. Also, to the extent that the taxable income of the Company for any future year exceeds the sum of any net operating losses arising after the date of the ownership change plus the amount of the annual limitation on the pre- ownership change net operating losses, the Company would be required to pay federal income tax on such excess.

         Although a more-than-50% ownership change within the meaning of section 382(g) of the Internal Revenue Code occurred with respect to the Company in October of 1988, the Company has determined that the annual limitation under section 382 of the Code on its pre-October 1988 net operating losses should be adequate to permit the full use of those net operating losses against future taxable income of the Company. Furthermore, although there can be no assurance that the Internal Revenue Service would not take a different position, the Company believes that a more-than-50% ownership change within the meaning of section 382(g) of the Internal Revenue Code has not occurred with respect to the Company after October 1988.

(12)     Other Contingencies

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

[KPMG Peat Marwick LLP LOGO]



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Dr Pepper Bottling Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Dr Pepper Bottling Holdings, Inc. and subsidiary as of December 31, 1993 and 1994, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed on the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dr Pepper Bottling Holdings, Inc. and subsidiary as of December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                     KPMG Peat Marwick LLP


Dallas, Texas
March 8, 1995

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1993 and 1994

                    (in thousands, except per share amounts)


                                  Assets (note 9)                                     1993           1994
                                                                                      ----           ----
Current assets:
   Cash                                                                            $  16,955          7,794
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $305
       in 1993 and $371 in 1994                                                       20,156         24,479
     Other                                                                             3,109          3,463
   Inventories (note 4)                                                                9,806         12,183
   Prepaid expenses                                                                    3,421          5,671
                                                                                   ---------      ---------
               Total current assets                                                   53,447         53,590
                                                                                   ---------      ---------

Property, plant and equipment, net (notes 5 and 9)                                    64,523         65,946
Other assets, at amortized cost:
   Goodwill and other intangible assets (note 6)                                     116,668        111,149
   Debt issuance costs                                                                11,225          9,514
                                                                                   ---------      ---------
                                                                                   $ 245,863        240,199
                                                                                   =========      =========

                         Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                                                $  26,311         34,285
   Accrued expenses                                                                   13,877         14,935
   Current maturities of long-term debt and obligations
     under capital leases (note 9)                                                    12,885         14,448
                                                                                   ---------      ---------
               Total current liabilities                                              53,073         63,668
                                                                                   ---------      ---------

Long-term debt and obligations under capital leases, less current
   maturities (note 9)                                                               306,149        287,099
Cumulative, redeemable senior exchangeable preferred stock at $.01 par value.  Authorized 2,150 shares; issued and outstanding 1,283 shares in 1993 and 1,430 in 1994; aggregate liquidation preference $35,750
   (note 10)                                                                          29,635         33,502

Stockholders' deficit (note 11):
   Class A common stock, $.01 par value. Authorized 22,000 shares;
     issued and outstanding 13,642 shares in 1993 and 1994                               136            136
   Additional paid-in capital                                                         14,383         14,383
   Consideration to continuing predecessor shareholders in
     excess of book value                                                            (33,948)       (33,948)
   Deficit                                                                          (123,565)      (124,641)
                                                                                   ---------      ---------
               Total stockholders' deficit                                          (142,994)      (144,070)

Commitments and contingencies (notes 7, 13 and 14)
                                                                                   ---------      ---------
                                                                                   $ 245,863        240,199
                                                                                   =========      =========

          See accompanying notes to consolidated financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                  Years ended December 31, 1992, 1993 and 1994

                    (in thousands, except per share amounts)


                                                                 1992             1993                1994
                                                                 ----             ----                ----
Net sales                                                 $     288,271           310,881           332,204
Cost of sales (note 5)                                          185,783           195,957           214,376
                                                          -------------        ----------        ----------
               Gross profit                                     102,488           114,924           117,828
Marketing expense                                                 6,036             9,418             7,618
Depreciation                                                      5,371             5,577             5,765
Amortization of intangible assets                                 5,505             5,751             5,519
Administrative and general expenses                              55,575            60,572            62,931
                                                          -------------        ----------        ----------
               Operating profit                                  30,001            33,606            35,995
                                                          -------------        ----------        ----------

Other expense (income):
   Interest, including accretion of discount on
     discount notes of $7,340 and $9,385 in 1993
     and 1994, respectively                                      30,830            31,304            31,777
   Amortization of deferred debt issuance costs                   1,107             1,610             1,711
   Other, net                                                      (199)           (2,624)             (424)
                                                          -------------        ----------        ----------
                                                                 31,738            30,290            33,064
                                                          -------------        ----------        ----------
               Earnings (loss) before income taxes,
                 extraordinary item and dividends on
                 subsidiary's preferred stock                    (1,737)            3,316             2,931

Income taxes                                                          -                 -               140
                                                          -------------        ----------        ----------
               Earnings (loss) before extraordinary
                 item and dividends on subsidiary's
                 preferred stock                                 (1,737)            3,316             2,791

Dividends on subsidiary's preferred stock                       (13,171)           (5,806)                -
                                                          -------------        ----------        ----------
               Earnings (loss)  before extraordinary
                 item                                           (14,908)           (2,490)            2,791

Extraordinary item - loss on recapitalization (note 2)                -           (31,559)                -
                                                          -------------        ----------        ----------
               Net earnings (loss)                        $     (14,908)          (34,049)            2,791
                                                          =============        ==========        ==========
Net loss applicable to common stock (note 3(i))           $     (14,908)          (36,128)           (1,076)
                                                          =============        ==========        ==========
Weighted average shares outstanding                          13,333,000        13,543,000        13,642,000
                                                          =============        ==========        ==========
Loss per common share before extraordinary item                  $(1.12)             (.34)             (.08)
Extraordinary item                                                    -             (2.33)                -
                                                          -------------        ----------        ----------
Loss per common share                                            $(1.12)            (2.67)             (.08)
                                                          =============        ==========        ==========

See accompanying notes to consolidated financial statements.

               DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

               Consolidated Statements of Stockholders' Deficit

                 Years ended December 31, 1992, 1993 and 1994
                                (in thousands)




                                                                                         Consideration
                                                   Common stock                          to continuing
                                        ---------------------------------                 Predecessor
                                             Class A          Class B       Additional    stockholders
                                        ---------------   ---------------    paid-in      in excess of
                                        Shares   Amount   Shares   Amount    capital       book value      Deficit      Totals
                                        ------   ------   ------   ------    -------       ----------      -------      ------

Balance at December 31, 1991            11,333   $  113    2,000   $   20     11,858          (33,948)     (72,529)    (94,486)
Net loss                                     -        -        -        -          -                -      (14,908)    (14,908)
                                        ------   ------   ------   ------     ------           ------      -------     -------
Balance at December 31, 1992            11,333      113    2,000       20     11,858          (33,948)     (87,437)   (109,394)

Warrant issued (note 11)                     -        -        -        -      2,250                -            -       2,250
Common shares issued                       309        3                          275                -            -         278
Class B shares converted to Class A      2,000       20   (2,000)     (20)         -                -            -           -
Stock dividends on redeemable
  senior exchangeable preferred
  stock                                      -        -        -        -          -                -       (2,079)     (2,079)
Net loss                                     -        -        -        -          -                -      (34,049)    (34,049)
                                        ------   ------   ------   ------     ------           ------      -------     -------
Balance at December 31, 1993            13,642      136        -        -     14,383          (33,948)    (123,565)   (142,994)

Stock dividends on redeemable
  senior exchangeable preferred
  stock                                      -        -        -        -          -                -       (3,677)     (3,677)
Net earnings                                 -        -        -        -          -                -        2,791       2,791
Accretion of preferred stock                 -        -        -        -          -                -         (190)       (190)
                                        ------   ------   ------   ------     ------           ------      -------     -------
Balance at December 31, 1994            13,642      136        -   $    -     14,383          (33,948)    (124,641)   (144,070)
                                        ======   ======   ======   ======     ======           ======      =======     =======

See accompanying notes to consolidated financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1992, 1993 and 1994

                                 (in thousands)


                                                                            1992            1993          1994
                                                                            ----            ----          ----
Cash flows from operating activities:
   Net earnings (loss)                                                   $  (14,908)        (34,049)        2,791
                                                                         ----------       ---------      --------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Loss on recapitalization                                                   -          31,559             -
       Depreciation of property, plant and equipment                          8,658           9,593         9,273
       Amortization of other assets                                           6,612           7,361         7,230
       Subsidiary's preferred stock dividends                                13,171           5,806             -
       Accretion of discount on discount notes                                    -           7,340         9,385
       Loss (gain) on sale of assets                                           (224)             32           (52)
       Changes in assets and liabilities, net of
         effects from acquisitions:
            Accounts receivable                                              (1,228)         (1,618)       (4,677)
            Inventories                                                      (1,444)           (346)       (2,377)
            Prepaid expenses                                                 (1,159)          1,491        (2,250)
            Accounts payable                                                  6,878           2,079         7,974
            Accrued expenses                                                   (792)          4,949         1,058
                                                                         ----------       ---------      --------
                Total adjustments                                            30,472          68,246        25,564
                                                                         ----------       ---------      --------
                Net cash provided by
                  operating activities                                       15,564          34,197        28,355
                                                                         ----------       ---------      --------
Cash flows from investing activities:
   Additions to property, plant and equipment                                (7,833)         (8,971)      (10,838)
   Proceeds from sale of property, plant and equipment                        1,673             604           194
   Cash paid for acquisitions, net of cash acquired                               -          (8,965)            -
                                                                         ----------       ---------      --------
                Net cash used in investing activities                        (6,160)        (17,332)      (10,644)
                                                                         ----------       ---------      --------
Cash flows from financing activities:
   Payment of long-term debt                                                 (6,345)       (198,713)      (26,872)
   Debt issued                                                                    -         289,932             -
   Deferred debt costs                                                            -         (12,011)            -
   Payment of costs related to recapitalization                                   -         (26,906)            -
   Preferred stock issued                                                         -          27,556             -
   Preferred stock retired                                                        -         (88,147)            -
   Payment of dividends on subsidiary's preferred stock                          (2)         (2,157)            -
   Common stock issued                                                            -             278             -
   Warrant issued                                                                 -           2,250             -
                                                                         ----------       ---------      --------
                Net cash used in financing activities                        (6,347)         (7,918)      (26,872)
                                                                         ----------       ---------      --------
Net increase (decrease) in cash and cash equivalents                          3,057           8,947        (9,161)
Cash and cash equivalents at beginning of year                                4,951           8,008        16,955
                                                                         ----------       ---------      --------
Cash and cash equivalents at end of year                                 $    8,008          16,955         7,794
                                                                         ==========       =========      ========

See accompanying notes to consolidated financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1992, 1993 and 1994

               (in thousands, except share and per share amounts)

(1)      Organization and Business

         (a)     Organization

                 Dr Pepper Bottling Holdings, Inc. ("Holdings") is a corporation owned 41.5% (including 39% related to beneficial ownership pursuant to the terms of a voting trust agreement) by DLJ Capital Corporation ("DLJ Capital"), 21.2% by other new investors and 37.3% by certain continuing predecessor stockholders of Dr Pepper Bottling Company of Texas ("Company"). Holdings was formed expressly for the purpose of acquiring all of the common stock of the Company. Effective October 28, 1988, Holdings entered into an agreement with the Company providing for the acquisition of all issued and outstanding common stock of the Company. Stockholders' equity reflects such continuing Predecessor stockholders' proportionate interests in the adjusted historical book value of the Company, reduced by the net consideration paid by Holdings for common stock representing such interest.

         (b)     Business

                 The Company is principally engaged in producing, marketing and distributing carbonated soft drinks in Dallas/Fort Worth, Houston and Waco, Texas. Soft drink operations are conducted pursuant to franchise agreements with companies owning the rights to soft drink formulae.


(2)      Recapitalization

         In 1993, the Company and Holdings completed a recapitalization plan (the "Recapitalization Plan"), the purpose of which was to reduce the aggregate amount of interest expense and preferred stock dividend requirements. The Recapitalization Plan is described in more detail in notes 9, 10 and 11.

         (a)     1993 Bank Credit Agreement

                 Pursuant to the Recapitalization Plan, on February 18, 1993, the Company entered into a credit agreement (the "1993 Bank Credit Agreement") with certain banks providing for (i) a term loan facility in the aggregate amount of $100,000 and (ii) a revolving line of credit facility in the aggregate amount of $25,000.

                 On March 22, 1993, as contemplated by the Recapitalization Plan, the Company borrowed $91,700 under the term loan facility of the 1993 Bank Credit Agreement to redeem all of the then outstanding Senior Exchangeable Preferred Stock of the Company.





                                                                     (Continued)

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)

         (b)     Sale/Leaseback

                 As part of the Recapitalization Plan, the Company entered into an amendment to the lease agreement in connection with the sale/leaseback of its Irving and Houston, Texas production facilities. The amendment to the lease agreement modified certain covenants and eliminated the consumer price index adjustment to the rent scheduled to be effected on July 1, 1994. In connection with the amendment, Donaldson Lufkin & Jenrette Securities Corporation ("DLJ") obtained the right to sell the note held by the lender under the lease agreement, and DLJ subsequently sold the note. The proceeds from such sale in excess of the principal amount of the note plus accrued interest, commissions and expenses ($1,227) were paid to the Company and are reflected as a reduction of the loss on recapitalization.

         (c)     Loss on Recapitalization

                 In 1993, Company recorded an extraordinary loss of $31,600 in connection with the early retirement of a total of $192,200 principal amount of notes and debentures. The aggregate purchase price (including certain costs to extinguish the debt) of such indebtedness was $223,800, financed principally through newly issued debt and preferred stock.

(3)      Summary of Significant Accounting Policies

         (a)     Basis of Presentation

                 The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary, Dr Pepper Bottling Company of Texas. Certain amounts in the 1992 and 1993 financial statements have been reclassified to conform with 1994 presentation.

         (b)     Cash Equivalents

                 Cash equivalents consist of highly liquid debt instruments with original maturities of three months or less. The Company did not have any cash equivalents at December 31, 1993 or 1994.

         (c)     Inventories

                 Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market.

         (d)     Property, Plant and Equipment

                 Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are generally used for income tax purposes.

                 Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized and depreciated. The cost and accumulated depreciation of





                                                                     (Continued)

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)

                 assets sold or disposed of are removed from the accounts. Resultant profit or loss on such transactions is credited or charged to earnings.

         (e)     Goodwill and Other Intangible Assets

                 Excess of cost over estimated fair market value of tangible net assets of acquired businesses and costs of franchises are being amortized on a straight-line basis over 10 to 40 years. Debt issuance costs are being amortized over the terms of the related debt agreements (10 to 25 years). Covenants not to compete are amortized over the terms of the agreements (5 to 10 years).

                 The Company continually evaluates the propriety of the carrying amount of goodwill and other intangibles as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted operating income before depreciation, amortization, nonrecurring charges and interest for the Company over the remaining amortization periods of the related intangible assets. The projections are based on a historical trend line of actual results since the acquisitions of the respective assets and adjusted for expected changes in operating results. To the extent such projections indicate that the undiscounted operating income is not expected to be adequate to recover the carrying amounts of the related intangible assets, such carrying amounts are written down by charges to expense. At this time, the Company believes that no significant impairment of goodwill and other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

         (f)     Self-insurance

                 The Company is self-insured in these areas: (a) employer's excess indemnity with a $250 per occurrence limit on coverage,
                 (b) automobile liability with a $250 per occurrence limit on coverage, (c) general liability with a $250 per occurrence limit on coverage, and (d) medical insurance with a $125 per person per year limit on coverage. The Company accrues for costs associated with its self-insured programs as incurred. Coverage in excess of the limits defined above is provided by third-party insurance companies. All other claims are covered through third-party insurance policies.

         (g)     Financial Instruments and Credit Risk Concentrations

                 Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions; however, such amounts are generally in excess of federally insured limits. Although the Company does not require collateral for trade receivables, the credit risk is limited due to the large number of customers. For the years ended December 31, 1992, 1993 and 1994, no customer accounted for more than 10% of net sales. At December 31, 1993 and 1994, no receivable from any customer exceeded 5% of stockholders' deficit.

                 Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("Statement 107"), requires that the Company disclose





                                                                     (Continued)

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)

                 estimated fair values for its financial instruments. Fair value estimates are set forth below for the Company's financial instruments:

                 -- Cash, Accounts Receivable, Accounts Payable and Accrued Expenses - The carrying amounts approximate fair value because of the short maturity of these instruments.

                 -- Long-term Debt - The carrying amounts of the term loan and credit facility loan approximate market because of the variable interest rate which is based on the bank's alternative base rate.

                 -- Senior Discount Notes - The fair value is based on the amount of discounted future cash flows associated with the notes using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair value of the Company's senior discount notes at December 31, 1994 was $98,125.

                 The fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         (h)     Income Taxes

                 In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                 Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

                 Effective January 1, 1993, Holdings adopted Statement 109 and the cumulative effect of the change in accounting for income taxes was immaterial.





                                                                     (Continued)

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)

         (i)     Loss Per Common Share

                 Net loss per common share is based on the weighted average number of Class A and Class B common shares outstanding and is adjusted for dividends on Holdings' preferred stock and accretion of preferred stock for the difference between the carrying value and liquidation preference. Shares assumable upon exercise of stock options and warrants are antidilutive and are excluded from the calculation.

(4)      Inventories

         Inventories consist of the following at December 31, 1993 and 1994:


                                                                           1993           1994
                                                                           ----           ----
         Finished products                                               $ 8,396         8,154
         Raw materials and supplies                                        1,410         4,029
                                                                         -------       -------
                                                                         $ 9,806        12,183
                                                                         =======       =======

(5)      Property, Plant and Equipment

         Property, plant and equipment and accumulated depreciation at December 31, 1993 and 1994 are summarized as follows:

                                                                           1993           1994
                                                                           ----           ----
         Land and improvements                                        $   17,540        17,589
         Buildings                                                        26,930        27,120
         Machinery and other equipment                                    46,708        51,309
         Vending equipment                                                29,105        32,084
                                                                      ----------    ----------
                                                                         120,283       128,102
         Accumulated depreciation                                        (55,760)      (62,156)
                                                                      ----------    ----------
                Net property, plant and equipment                     $   64,523        65,946
                                                                      ==========    ==========

         Depreciation expense on production facilities is included in cost of sales and totaled $3,287, $4,016 and $3,508 for the years ended December 31, 1992, 1993 and 1994, respectively.

(6)      Goodwill and Other Intangible Assets

         Goodwill and other intangible assets at December 31, 1993 and 1994 are summarized as follows:


                                                                          1993          1994
                                                                       ---------     ---------
         Goodwill, net of accumulated amortization
           of $12,790 and $15,363                                      $  86,543        83,970
         Franchise costs, net of accumulated
           amortization of $10,357 and $12,872                            28,112        25,597
         Other net of accumulated amortization of
           $5,591 and $6,022                                               2,013         1,582
                                                                       ---------     ---------
                                                                       $ 116,668       111,149
                                                                       =========     =========





                                                                     (Continued)

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)

(7)      Lease Obligations

         The Company has operating leases principally for office, trucking fleet and vending equipment. Rent expense on operating leases was $3,197, $4,533 and $4,997 in 1992, 1993 and 1994, respectively.

         At December 31, 1994, future minimum rental payments under noncancellable operating leases are $2,183, $1,858, $1,521, $1,141, $713 and $238 for the years 1995 through 1999 and thereafter, respectively.

(8)      Acquisition

         On April 13, 1993, pursuing its operating strategy of acquiring contiguous bottling territories, the Company acquired all of the operating assets of Dr Pepper Bottling Company of Galveston, Inc. for $9,000 in cash and $1,000 payable in installments over five years under a noncompetition agreement.

(9)      Long-term Debt and Obligations Under Capital Leases

         Long-term debt and obligations under capital leases at December 31, 1993 and 1994 is summarized as follows:


                                                                           1993           1994
                                                                           ----           ----
         Senior notes due in 2000, interest at 10-1/4% (a)             $ 125,000       117,000
         Facility A Note, interest at LIBOR (6% at
           December 31, 1994) + 2%; due in varying
           installments through June 1999 (b)                             86,111        68,069
         Senior discount notes due in 2003 (c)                            78,453        87,838
         Sale/leaseback borrowings, interest at 12.6%, due in
           monthly installments of $333 through June 2014 (d)             27,475        27,019
         Covenant not to compete liabilities at present value
           of payments                                                     1,944         1,617
         Obligations under capital leases                                     51             4
                                                                       ---------     ---------
                                                                         319,034       301,547
         Less current portion                                             12,885        14,448
                                                                       ---------     ---------
                                                                       $ 306,149       287,099
                                                                       =========     =========

         (a)     Senior Notes

                 As contemplated by the Recapitalization Plan, on February 18, 1993, the Company issued and sold $125,000 aggregate principal amount of Senior Notes. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 16, 1998, at 101.708% of the principal amount, plus accrued interest, if any, if redeemed during the twelve-month period beginning February 16, 1998, and thereafter at 100% of the principal amount, plus accrued interest, if any, until maturity. In the event of a change in control of the Company or Holdings, the





                                                                     (Continued)

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)

                 Company will be obligated to make an offer to purchase all outstanding Senior Notes at a redemption price of 101% of the principal amount plus accrued interest to the date of repurchase.

                 Under the terms of the indenture governing the Senior Notes, aggregate dividend payments on capital stock subsequent to issuance of the Senior Notes are restricted to the sum of (i) 50% of aggregate net income subsequent to issuance of the Senior Notes (or in the case of a net loss, 100% of the aggregate net loss) plus (ii) the proceeds from the issuance of capital stock, warrants or options plus (iii) $7,500.

         (b)     Facility A Note

                 The Facility A Note contains certain restrictive covenants and requires the Company, among other things, to satisfy certain financial ratios and restrict investments, capital expenditures, additional debts and payment of dividends. This loan is secured by substantially all assets of the Company.

         (c)     Senior Discount Notes

                 As contemplated by the Recapitalization Plan, on February 18, 1993, Holdings issued and sold $125,000 aggregate principal amount of Discount Notes. The notes will mature on February 15, 2003. The Discount Notes were issued at a substantial discount from their principal amount. Commencing February 16, 1998, interest will accrue until maturity on the Discount Notes at a rate of 11-5/8% per annum. Interest on the Discount Notes is payable semiannually on February 15 and August 15 of each year, commencing August 15, 1998. The Discount Notes are redeemable, in whole or in part, at the option of Holdings, on or after February 16, 1998, at amounts decreasing from 104.359% of the principal amount, plus accrued interest, at February 16, 1998 to 100% of the principal amount, plus accrued interest, at February 16, 2001, until maturity. In the event of a change in control of Holdings, Holdings will be obligated to make an offer to purchase all outstanding Discount Notes at a redemption price of 101% of the accreted value on any repurchase date prior to February 16, 1998, or 101% of the principal amount thereof plus accrued interest to any repurchase date on or after February 16, 1998.

                 Under the terms of the indenture governing the Senior Discount Notes, aggregate dividend payments on capital stock subsequent to issuance of the Senior Discount Notes are restricted to the sum of (i) 50% of aggregate net income subsequent to issuance of the Senior Discount Notes (or in the case of a net loss, 100% of the aggregate net loss) plus (ii) the proceeds from the issuance of capital stock, warrants or options plus (iii) $7,500.

         (d)     Sale/Leaseback Borrowings

                 Under the sale/leaseback agreement, the Company has the option to repurchase the property on the tenth anniversary date of the agreement at the greater of the fair value of the property at the option date or the original sales price. On the tenth anniversary of the agreement, and at the end of each successive five-year period for which the agreement remains in effect, the monthly payments are to be adjusted, using a formula





                                                                     (Continued)

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)

                 based upon increases in the Consumer Price Index. In addition, the agreement provides for, at the option of the Company, an extension of the lease termination date for successive five-year terms to 2034.

         (e)     Bank Credit Agreement

                 As of December 31, 1994, the Company had no balance outstanding on the $25,000 revolving line of credit facility of the 1993 Bank Credit Agreement. The balance available for borrowing has been reduced by the outstanding letters of credit discussed below. The facility matures June 30, 1999. Interest on outstanding balances is payable at discussed below LIBOR (6% at December 31, 1994) plus 2%.

                 The 1993 Bank Credit Agreement contains customary restrictive covenants and requires the Company, among other things, to satisfy certain financial ratios and restrict investments, capital expenditures, additional debt and payments of dividends. Amounts owed under the 1993 Bank Credit Agreement are the direct obligations of the Company and are unconditionally guaranteed by Holdings. This loan is secured by substantially all assets of the Company.

         The maturities of long-term debt and obligations under capital leases at December 31, 1994 are as follows: 1995 - $14,448; 1996 - $16,244;
         1997 - $18,058; 1998 - $18,014; 1999 - $5,177 and thereafter -
         $229,606.

         Interest paid for the years ended December 31, 1992, 1993 and 1994 totaled $30,830, $23,344 and $26,633, respectively.

         At December 31, 1994, the Company had outstanding letters of credit of $1,830 related to certain insurance policies.

(10)     Redeemable Preferred Stock

         As part of the Recapitalization Plan, Holdings sold, for an aggregate purchase price of $30,000, 1,200,000 shares of redeemable senior cumulative exchangeable preferred stock, par value $.01 per share, of Holdings (the "Preferred Stock") and a warrant to purchase up to 15% of the common stock of Holdings on a fully diluted basis. The Company redeemed all of the outstanding Senior Exchangeable Preferred Stock of the Company, in accordance with the Recapitalization Plan.

         Each share of Preferred Stock has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends. Dividends are payable quarterly at the rate of $2.75 per annum per share. Dividends on the Preferred Stock are cumulative and, at the option of Holdings, may be paid through the issuance of additional shares of Preferred Stock on each dividend payment date through April 1, 1998. During 1993 and 1994, dividends on the redeemable preferred stock were paid through the issuance of additional shares of preferred stock. The Preferred Stock is optionally redeemable, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends thereon on or after April 1, 1998, provided that Holdings is also entitled to optionally redeem Preferred Stock with all or a portion of the proceeds from an initial offering of Holdings common stock consummated on or before the third anniversary of the issuance of the Preferred Stock.





                                                                     (Continued)

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)

         On each of April 1, 2005 and 2006, Holdings is required to redeem 25% of the number of shares of Preferred Stock that is outstanding as of March 31, 2005, at $25.00 per share. On April 1, 2007, Holdings must redeem the remaining shares of Preferred Stock then outstanding at $25.00 per share. Shares redeemed by Holdings prior to the mandatory redemption dates are credited toward the mandatory redemption requirements on a pro rata basis.

         The Preferred Stock is exchangeable, in whole or in part, at the option of Holdings on any dividend payment date for 11% Junior Subordinated Exchange Debentures due 2006 of Holdings (the "Holdings Exchange Debentures"). Each share of Preferred Stock will be exchanged for $25.00 in principal amount of Holdings Exchange Debentures in denominations of $1,000 or integral multiples thereof.

         Differences between the carrying value of the Preferred Stock and redemption price ($25.00 per share) will be recognized through adjustments in the carrying value by charges to accumulated deficit prior to the mandatory redemption dates.

         Upon the occurrence of a change in control, at the election of the holders of the Preferred Stock, Holdings will be required to purchase for cash all shares of Preferred Stock at $25.25 per share, plus accrued and unpaid dividends to the date of repurchase.

(11)     Stockholders' Deficit

         (a)     Common Stock

                 On November 1, 1993, each share of Class B common stock outstanding was converted to Class A common stock.

         (b)     Stock Purchase Warrant

                 In connection with the issuance of Senior Preferred Stock, the Company entered into an agreement providing for issuance of warrants to purchase 2,525,000 shares of common stock at $.01 per share. In consideration for granting the warrant, the Company received $2,250 which was recorded as additional paid-in capital.

         (c)     Stock Option Plan

                 In 1989, Holdings adopted the Dr Pepper Bottling Holdings, Inc. 1989 Stock Option Plan (the Stock Option Plan). Options granted under the Stock Option Plan will be exercisable for the Class A common stock, $0.01 par value per share, of Holdings. The maximum number of shares of the Class A common stock to be issued pursuant to the exercise of options granted under the Stock Option Plan is 666,665. Options granted under the Stock Option Plan may be either qualified (incentive options) or nonqualified (nonstatutory options) under Section 422A of the Internal Revenue Code. Options may be granted to consultants, employees, officers and directors of the Company. Options granted under the Stock Option Plan will be exercisable at such times, in such amounts, and at such exercise prices as shall be determined; provided, however, that the exercise price for incentive options granted under the Stock Option





                                                                     (Continued)

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)

                 Plan will be not less than the fair market value of the Class A common stock on the date of grant and the exercise price for nonstatutory options granted under the Stock Option Plan will be not less than 50% of the fair market value of the common stock on the date of grant. At December 31, 1993 and 1994, 666,165 options remained unexercised.

(12)     Savings Plan

         The Company maintains a tax-qualified defined contribution 401(k) profit sharing plan ("Savings Plan"). All employees over age 21 with one year of service are eligible to participate in the Savings Plan. Participants may elect to defer up to fifteen percent of their compensation and have it contributed to the Savings Plan on a pre-tax basis. In addition, as long as it has sufficient net profits, the Company automatically matches fifty percent of each participant's salary deferral contributions up to three percent of each participant's salary. In accordance with the Internal Revenue Code of 1986, as amended, the amount which may be contributed annually to the Savings Plan by or on behalf of any participant is subject to the limitations imposed on defined contribution plan contributions. Amounts expensed under the Savings Plan were not significant in 1992, 1993 or 1994.

(13)     Income Taxes

         Income tax expense attributable to income from continuing operations was $140 for the year ended December 31, 1994 ($-0- in 1992 and 1993), and differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:


                                                                           1992           1993           1994
                                                                           ----           ----           ----
         Computed "expected" tax expense                                 $(591)         (1,127)          997
         Changes in income taxes resulting from:
           Addition to (utilization) of net operating loss
             carryforward                                                  591           1,127        (1,340)
           Amortization of goodwill                                          -               -           165
           Alternative minimum tax                                           -               -           140
           Other                                                             -               -           178
                                                                         -----          ------        ------
                  Total income tax expense                               $   -               -           140
                                                                         =====          ======        ======

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1994 are presented below:


                                                                           1993           1994
                                                                           ----           ----
         Deferred tax assets:
           Net operating loss carryforwards                             $ 34,431        28,784
           Obligations under capital leases                                8,974         8,605
           Other                                                           1,961         2,457
                                                                        --------      --------
                 Total gross deferred tax assets                          45,366        39,846
         Less valuation allowance                                        (37,904)      (32,112)
                                                                        --------      --------
                 Net deferred tax assets                                $  7,462         7,734
                                                                        --------      --------





                                                                     (Continued)

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)




                                                                           1993        1994
                                                                           ----        ----
         Deferred tax liabilities:
           Plant and equipment, principally due to differences
             in depreciation                                           $  (3,879)       (3,586)
           Intangible assets due to differences in amortization           (3,583)       (4,148)
                                                                       ---------     ---------
               Total gross deferred liabilities                           (7,462)       (7,734)
                                                                       ---------     ---------
               Net deferred tax assets (liabilities)                   $       -             -
                                                                       =========     =========

         For federal income tax purposes, the predecessor tax basis of assets and liabilities was retained following the Acquisition.

         At December 31, 1994, the Company has net operating loss carryforwards of approximately $84,658 which are available to offset future federal taxable income, if any, through 2008. At December 31, 1994, there were approximately $64,973 of net operating loss carryforwards available to offset future alternative minimum taxable income for federal income tax purposes. Net operating losses may not offset more than 90% of the Company's alternative minimum tax income.

         The valuation allowance for deferred tax assets as of January 1, 1993 was $19,744. The net change in the total valuation allowance for the years ended December 31, 1993 and 1994 was an increase (decrease) of $18,160 and ($5,792), respectively. The changes are primarily related to changes in net operating loss carryforwards during 1993 and 1994.

         Income taxes paid for the year ended December 31, 1994 totaled $105,000 (none in 1992 and 1993).

         If the Company undergoes a more-than-50% ownership change within the meaning of section 382(g) of the Internal Revenue Code, then the Company will be limited in the use of its pre-ownership change net operating losses to offset future taxable income. A similar limitation would apply to any pre-ownership change tax credits. Also, to the extent that the taxable income of the Company for any future year exceeds the sum of any net operating losses arising after the date of the ownership change plus the amount of the annual limitation on the pre-ownership change net operating losses, the Company would be required to pay federal income tax on such excess.

         Although a more-than-50% ownership change within the meaning of section 382(g) of the Internal Revenue Code occurred with respect to the Company in October of 1988, the Company has determined that the annual limitation under section 382 of the Code on its pre-October 1988 net operating losses should be adequate to permit the full use of those net operating losses against future taxable income of the Company. Furthermore, although there can be no assurance that the Internal Revenue Service would not take a different position, the Company believes that a more-than-50% ownership change within the meaning of section 382(g) of the Internal Revenue Code has not occurred with respect to the Company after October 1988.





                                                                     (Continued)

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (in thousands, except share and per share amounts)

(14)     Other Contingencies

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Set forth below are the names, ages, and positions of the executive officers and directors of the Company and the executive officers and directors of Holdings. All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified and all executive officers hold office at the pleasure of the Board of Directors. The New Stockholders Agreement (as defined herein) contains certain provisions regarding the composition of the Board of Directors of Holdings. William O. Hunt, trustee (the "Voting Trustee"), who is a director of Holdings, is a party to a Voting Trust Agreement (the "Voting Trust Agreement") between DLJ Capital Corporation ("DLJ Capital") and himself. See Item 13, "Certain Relationships and Related Transactions -- Stockholders Agreement" and " -- Voting Trust Agreement."

    NAME AND AGE                              OFFICE AND PRINCIPAL OCCUPATION

Jim L. Turner, 49.....................     Chairman of the Board of Holdings;
                                             Chairman, President, and Chief
                                             Executive Officer of the Company
                                             since 1985; Director of The
                                             Morningstar Group Inc.; Director of
                                             All American Bottling Corporation;
                                             Director of G. Heileman Brewing
                                             Company, Inc.

Thomas O. Hicks, 49...................     Director of Holdings; Director of the
                                             Company; Director of Sybron
                                             Corporation; Director of Neodata
                                             Corporation; Director of Life
                                             Partners Group, Inc.; Director of
                                             Berg Electronics, Inc.; Chairman of
                                             the Board of G. Heileman Brewing
                                             Company, Inc.; Chairman of the
                                             Board of Chancellor Communications
                                             Corporation; Director of HMW
                                             Communications, Inc.; Director of
                                             Semi-Tech, Inc.; Co-Founder,
                                             Chairman of the Board, President,
                                             Chief Executive Officer and Chief
                                             Operating Officer of Hicks, Muse,
                                             Tate & Furst, Incorporated, a
                                             Dallas-based private investment
                                             firm organized in 1989; Co-Chairman
                                             of the Board and Co-Chief Executive
                                             Officer of Hicks & Haas
                                             Incorporated.

William O. Hunt, 61...................     Director of Holdings; Director of
                                             Michael's Stores, Inc.; Chairman of
                                             the Board of Hogan Systems, Inc.;
                                             Director of Allen Group, Inc.;
                                             Chairman of the Board, Chief
                                             Executive Officer and President of
                                             Intellical Inc. from 1992 to
                                             present; Chairman of the Board,
                                             Chief Executive Officer and
                                             President of Alliance
                                             Telecommunications Corporation from
                                             1989 to 1992; private investor from
                                             1988 to 1989; Chairman of the Board
                                             and Chief Executive Officer of
                                             Alliance Telecommunications
                                             Corporation from 1986 to 1988;
                                             private investor from 1985 to 1986;
                                             Chairman of the Board and Chief
                                             Executive Officer of NetAmerica,
                                             Inc. from 1983 to 1985.

J. Kent Sweezey, 42...................     Director of Holdings; Managing
                                             Director of Donaldson, Lufkin &
                                             Jenrette Securities Corporation
                                             ("DLJ Securities"), which is
                                             engaged in the investment banking
                                             business, since 1990; Senior Vice
                                             President of DLJ Securities from
                                             1989 to 1990; Vice President of DLJ
                                             Securities from 1984 to 1989.

    NAME AND AGE                     OFFICE AND PRINCIPAL OCCUPATION

Harold Wisnoski, 61...................     Senior Vice President -- Operations
                                             since 1988; Vice
                                             President -- Operations from 1984
                                             to 1988.

C. Marvin Montgomery, 54..............     Vice President -- Finance and Chief
                                             Financial Officer of the Company
                                             and Holdings since 1989; Vice
                                             President -- Finance of Coca-Cola
                                             Bottlers of Detroit, Inc. from 1987
                                             to 1989.

Thomas J. Taszarek, 48................     Senior Vice
                                             President -- Administration since
                                             1993; Vice President -- Personnel
                                             since 1986.

Charles D. Burkhart, 46...............     Senior Vice President -- Marketing,
                                             D/FW Division since 1993; General
                                             Manager of Quality Beverage
                                             Company, Inc., a distributor of
                                             alcoholic and non-alcoholic
                                             beverages, from 1992 to 1993;
                                             President of Shenley Affiliated
                                             Brands, a division of Guinness,
                                             PLC, a producer and importer of
                                             alcoholic and non-alcoholic
                                             beverages, from 1988 to 1992.

L. Glenn Glasco, 61...................     Vice President -- Southwest Fountain
                                             Supply/ Vending Services since
                                             1983.

Eugene W. Honermann, 47...............     Senior Vice President -- Sales, D/FW
                                             Division since 1988; Vice
                                             President -- Sales from 1985 to
                                             1988.

Richard E. Edgell, 39.................     Regional Vice President -- Sales and
                                             Marketing, Houston Region since
                                             1990; Regional Vice President of
                                             Sales of Kemmerer Bottling,
                                             Indianapolis, Indiana from 1988 to
                                             1990.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid by the Company to its Chief Executive Officer and the four remaining most highly compensated executive officers for the three fiscal years ended December 31, 1992, 1993 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                         ------------
                                                         ANNUAL             AWARDS
                                                      COMPENSATION       ------------
                                                   ------------------      OPTIONS/       ALL OTHER
                                                   SALARY      BONUS         SARS        COMPENSATION
       NAME AND PRINCIPAL POSITION         YEAR      ($)        ($)          (#)            ($)(1)
-----------------------------------------  ----    -------    -------    ------------    ------------
Jim L. Turner                              1994    410,000    299,000            --          3,946
  Chairman, President and                  1993    404,153    318,750                        6,449
  Chief Executive Officer                  1992    396,461    226,000       241,865          6,262
Charles D. Burkhart(2)                     1994    140,000     17,050            --             --
  Senior Vice President -- Marketing,      1993     29,615     15,000            --             --
  Dallas/Ft. Worth division                1992         --         --            --             --
Harold Wisnoski                            1994    110,933     24,050            --          2,025
  Senior Vice President --                 1993    107,500     31,000                        2,264
  Operations                               1992    111,634     30,000                        2,545
Eugene W. Honermann                        1994    118,029     23,050            --          2,116
  Senior Vice President -- Sales,          1993    115,000     31,000                        2,389
  Dallas/Ft. Worth division                1992    111,347     30,000                        2,540
C. Marvin Montgomery                       1994     99,469     15,050            --          1,718
  Vice President -- Finance and Chief      1993     94,942     22,000                        1,923
  Financial Officer                        1992     91,384     17,000                        1,851

---------------

(1)  The 1994 amounts include:

     (a) As to Mr. Turner, (i) the Company's matching contributions of $2,250 under the Savings Plan (as defined herein), (ii) payment by the Company of a premium of $989 for the term portion of a life insurance policy on behalf of Mr. Turner, and (iii) $707, which represents the dollar value of the benefit to Mr. Turner of the remainder of the premiums paid by the Company during 1993 under such insurance policy.

     (B) As to Messrs. Wisnoski, Honermann, Montgomery and Edgell, the Company's matching contributions of the respective amounts under the Savings Plan.

(2)  Mr. Burkhart was hired by the Company on October 11, 1993.

EMPLOYMENT AGREEMENT

     Mr. Turner has entered into an eight-year employment agreement, dated as of February 18, 1993, with the Company to serve as its Chairman, President and Chief Executive Officer. Such employment agreement provides that Mr. Turner receive an annual salary of $425,000 during the first year of the agreement, and that such salary be increased during each succeeding year of the agreement by 7% of the base salary paid in the preceding year of the agreement. Mr. Turner also will be provided the use of a car during the term of the agreement and other benefits customary in employment agreements. The employment agreement also contains provisions governing Mr. Turner's participation in employee benefit plans and the payment of an annual incentive bonus to Mr. Turner based on the Company's attainment of specified operating goals. The employment agreement provides that the Company will purchase an annuity contract for the benefit of Mr. Turner to provide an annuity income at age 55 of approximately $150,000 per year.

     The employment agreement provides that if Mr. Turner's employment is terminated due to death or disability, Mr. Turner or his personal representative will receive on the dates when due payments equal to 100% of his salary and bonus for the first three years following death or disability and 75% of his salary and bonus for each remaining year of the agreement plus any amounts due under a policy of life insurance to be provided by the Company for the benefit of his designated beneficiaries. In the event that Mr. Turner's employment is terminated for reasons other than death or disability, the agreement provides that he may elect to receive from the Company a lump-sum payment equal to the present value of the base salary and bonus due to him for the remaining term of the agreement, provided that he may not make such an election at any time when there is a default under the 1993 Credit Agreement, or if the exercise of such election or the payment by the Company of the amount required as a result of such election would result in such a default. Further, the agreement provides that regardless of his decision to make the above-described election, Mr. Turner shall be entitled to receive in full any bonus not previously received by him with respect to the fiscal year prior to the termination of his employment and a pro-rated portion of the bonus payable with respect to the fiscal year in which his employment is terminated.

DIRECTOR COMPENSATION

     Directors of the Company or Holdings generally do not receive compensation for their services as directors, although directors are reimbursed for their reasonable expenses in attending meetings of the respective boards of directors. William O. Hunt, trustee under the Voting Trust Agreement, will receive $25,000 per annum from DLJ Capital, which will be reimbursed by the Company, for serving as voting trustee and a director of Holdings. See Item 13, "Certain Relationships and Related Transactions -- Voting Trust Agreement."

COMPANY PROFIT SHARING BENEFITS

     The Company maintains a tax-qualified defined contribution 401(k) profit sharing plan known as the Dr Pepper Retirement & Savings Plan (the "Savings Plan"). All employees over age 21 with one year of service are eligible to participate in the Savings Plan. Participants may elect to defer up to fifteen percent of their compensation and have it contributed to the Savings Plan on a pre-tax basis. In addition, as long as it has sufficient net profits, as determined by the Company's board of directors, the Company automatically matches fifty percent of the first three percent of each participant's salary deferral contributions. In accordance with the Internal Revenue Code of 1986, as amended, the amount which may be contributed annually to the Savings Plan by or on behalf of any participant is subject to the limitations imposed on defined contribution plan contributions. Currently, these limitations prohibit participant salary deferrals in excess of $9,240 annually (as adjusted for inflation) and limit total participant and company contributions to the lesser of $30,000 annually per participant or 25% of the participant's annual compensation. Additional limitations on salary deferral and employer matching contributions apply to highly compensated employees if certain nondiscrimination tests are not satisfied.

HOLDINGS STOCK OPTION PLAN

     Holdings adopted the Dr Pepper Bottling Holdings, Inc. 1989 Stock Option Plan on January 17, 1989 (the "Stock Option Plan"). Options granted under the Stock Option Plan will be exercisable for the Class A Common Stock of Holdings. The maximum number of shares of the Class A Common Stock of Holdings to be issued pursuant to the exercise of options granted under the Stock Option Plan is 666,665 (which number is subject to adjustment in the case of certain corporate reorganizations). Options granted under the Stock Option Plan may be either qualified ("incentive options") under section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified ("non-statutory options"). Options may be granted to consultants, employees, officers, and directors of Holdings and of the Company. The Stock Option Plan provides that the board of directors, a committee thereof, the President, or the Chief Executive Officer of Holdings have the authority to grant options. Options granted under the Stock Option Plan will be exercisable at such times, in such amounts, and at such exercise prices as shall be determined by such of the board of directors, a committee thereof, the President, or the Chief Executive Officer that actually grants the options; provided, however, that the exercise price for incentive options granted under the Stock Option Plan will be not less than the fair market value of the Class A Common Stock of Holdings on the date of grant and the exercise price for non-statutory options granted under the Stock Option Plan will be not less than 50% of the fair market value of the Class A Common Stock of Holdings on the date of grant. The Stock Option Plan also contains provisions concerning the treatment of an optionee's options in the event of the death or disability of such optionee, a change in the optionee's relationship with Holdings or the Company as an employee or director thereof or as a consultant thereto, or the occurrence of certain fundamental corporate changes involving Holdings. The Stock Option Plan also provides that optionees may be granted cash awards in connection with the exercise of options.

     As of February 28, 1995, 424,800 non-statutory options, exercisable at an exercise price of $1.00 per share, had been granted pursuant to the Stock Option Plan. In addition, 241,865 options, exercisable at an exercise price of $.90 per share, had been granted under the Stock Option Plan. As of February 28, 1995, 666,165 options remained unexercised.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Neither the Company nor Holdings has a compensation committee. Functions equivalent to those of a compensation committee are performed by the Company's entire board of directors, of which Mr. Turner is the Chairman. Accordingly, Mr. Turner participated in the deliberations of the Board of Directors concerning compensation of executive officers (other than himself).

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     All the issued and outstanding shares of common stock of the Company are held by Holdings. Holdings has guaranteed the obligations of the Company under the 1993 Bank Credit Agreement and such guarantee is secured by a first priority, perfected security interest in the common stock of the Company. The following table sets forth the beneficial ownership of the outstanding shares of Class A Common Stock, par value $.01 per share, of Holdings ("Class A Common Stock") by each person who is a director of the Company or Holdings, each executive officer listed in the Summary Compensation Table contained in Item 11., all persons that are directors and executive officers of the Company and Holdings as a group, and each person known by Holdings to be the beneficial owner of more than 5% of the outstanding shares of such Class A Common Stock
(i) as of February 28, 1995 and (ii) as of February 28, 1995 on a fully-diluted basis. Except as otherwise discussed below, each of the directors, executive officers, and 5% stockholders has sole voting and investment power with respect to all shares indicated as being owned by such person. For information regarding the New Stockholders Agreement (as defined herein), see Item 13, "Certain Relationships and Related Transactions -- Stockholders Agreement". For information regarding the Voting Trust Agreement between DLJ Capital and William O. Hunt, see Item 13 "Certain Relationships and Related Transactions -- Voting Trust Agreement."

                                                                             PERCENT OF           PERCENT OF
                                                             CLASS A         OUTSTANDING        FULLY-DILUTED
                    NAME AND ADDRESS                       COMMON STOCK    COMMON STOCK(1)    COMMON STOCK(1)(2)
DLJ Capital Corporation(3)(4)............................      333,666           2.45%                1.98%
  140 Broadway
  New York, New York
Thomas O. Hicks(5).......................................      925,322           6.78%                5.50%
  200 Crescent Court
  Suite 1600
  Dallas, Texas
Jim L. Turner(3)(6)......................................    3,550,200          25.57%               21.09%
  2304 Century Center
  Irving, Texas
William O. Hunt, Trustee(3)(7)...........................    5,333,334          39.09%               31.68%
  6901 McKamy
  Dallas, Texas
J. Kent Sweezey(8).......................................           --             --                   --
  2200 Ross Avenue
  Suite 2900
  Dallas, Texas
Charles D. Burkhart......................................           --             --                   --
  2304 Century Center
  Irving, Texas
Harold Wisnoski(9).......................................        8,500              *                    *
  2304 Century Center
  Irving, Texas
Eugene W. Honermann(9)...................................       10,000              *                    *
  2304 Century Center
  Irving, Texas
C. Marvin Montgomery(9)..................................        7,500              *                    *
  2304 Century Center
  Irving, Texas
Crown Cork & Seal Company, Inc.
  Master Retirement Trust(3)(10).........................    2,525,000          15.62%               15.00%
  9300 Ashton Road
  Philadelphia, Pennsylvania
Directors and officers
  as a group (11 persons)(11)............................    9,849,356          70.73%               58.51%

---------------

* Less than one percent.

 (1) Pursuant to Holdings' Certificate of Incorporation, each holder of Class A Common Stock is entitled to one vote for each share thereof held.

 (2) For purposes of calculating the percentage of outstanding shares of common stock on a fully-diluted basis, the shares of Class A Common Stock issuable upon the exercise of the Warrant issued as part of the Equity Offering and all the shares issuable upon the exercise of options outstanding under the Stock Option Plan (including the options held by Mr. Turner) are assumed to be outstanding.

 (3) The shares of Class A Common Stock of such person are subject to the New Stockholders Agreement. See Item 13, "Certain Relationships and Related Transactions -- Stockholders Agreement."

 (4) Does not include the 5,333,334 shares of Class A Common Stock held for the benefit of such person by William O. Hunt, Trustee, pursuant to the terms of a Voting Trust Agreement. See Item 13, "Certain Relationships and Related Transactions -- Voting Trust Agreement." DLJ Capital may be deemed to beneficially own such shares.

 (5) As of February 28, 1995, Mr. Hicks held 465,744 shares of Class A Common Stock and four trusts for the benefit of Mr. Hicks' children for which Mr. Hicks serves as trustee owned an aggregate of 459,578 shares of Class A Common Stock (representing in the aggregate 925,322 shares of Class A Common Stock).

 (6) Includes 241,865 shares of Class A Common Stock issuable to Mr. Turner upon the exercise of outstanding stock options.

 (7) DLJ Capital may be deemed to beneficially own such shares. See note (4) above.

 (8) Mr. Sweezey, a Managing Director of DLJ Securities, has been designated to the Board of Directors of Holdings by DLJ Capital pursuant to the New Stockholders Agreement.

 (9) All such shares of Class A Common Stock are issuable upon the exercise of outstanding stock options.

(10) The 2,525,000 shares set forth in the table are the shares issuable upon exercise of the Warrant issued as part of the Equity Offering. The Warrant entitles the holder thereof to purchase up to 15% of the fully-diluted common stock of Holdings.

(11) The shares of Class A Common Stock set forth in the table include the shares held by Mr. Turner (including the shares referenced in note (6) above), the shares held by Mr. Hicks (including the shares held by the trusts referenced in note (5) above), and the shares held by Mr. Hunt pursuant to the voting trust referenced in note (4) above, over which Mr. Hunt has sole voting power except with respect to the election of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT

     In connection with the Recapitalization Plan and on the Closing Date, Holdings, DLJ Capital, the Voting Trustee, Jim L. Turner and Crown Cork & Seal Company, Inc. Master Retirement Trust ("Crown") entered into a stockholders agreement (the "New Stockholders Agreement"). Pursuant to the New Stockholders Agreement, DLJ Capital, the Voting Trustee, Jim L. Turner and Crown agreed to vote their capital stock to insure that the Board of Directors of Holdings will at all times consist of five persons, one person designated by DLJ Capital, one person designated by the Voting Trustee, and three persons designated by Jim L. Turner. Mr. Sweezey is the initial designee of DLJ Capital, the Voting Trustee designated himself and Mr. Turner designated Mr. Hicks and himself to the Board of Directors. Mr. Turner has advised Holdings that he has not yet determined whether he will exercise his right under the New Stockholders Agreement to name one other designee and, if so, who such designee will be. The New Stockholders Agreement also prohibits (with certain exceptions) Holdings or any of its subsidiaries from engaging in certain fundamental corporate transactions without the consent of DLJ Capital including, without limitation, amendments to its charter or by-laws, mergers, acquisitions or the sale or lease of substantially all of its assets, or issuances or sales of its capital stock, or any rights to acquire capital stock or any securities or notes convertible into or exchangeable for its capital stock. The right of Mr. Turner to designate directors under the New Stockholders Agreement will terminate in the event that Mr. Turner and/or his Affiliates (as defined) no longer own common stock and common stock equivalents that collectively represent at least 17.5% of the fully diluted common stock of Holdings (excluding from such calculation any common stock and common stock equivalents issued after the date of the New Stockholders Agreement). The respective rights of designation of DLJ Capital and the Voting Trustee and the requirement of obtaining DLJ Capital's consent, as described above, will terminate in the event that DLJ Capital and its Affiliates and/or the employees of DLJ Capital or its Affiliates no longer own common stock, common stock equivalents or voting trust certificates that collectively represent 17.5% of the fully diluted common stock of Holdings (excluding from such calculation any common stock and common stock equivalents issued after the date of the New Stockholders Agreement). The New Stockholders Agreement grants certain rights of first refusal and tag-along rights with respect to transfers of Class A Common Stock by the parties, other than certain transfers by parties to the New Stockholders Agreement to their respective affiliates and certain employees, or except pursuant to certain public offerings. In addition, Holdings granted certain preemptive rights to the other parties to the New Stockholders Agreement with respect to the issuance of common stock and common stock equivalents. Also, under the New Stockholders Agreement, Holdings granted the parties thereto certain demand and piggy-back registration rights in respect of Class A Common Stock. The demand registration rights may be exercised no earlier than two years after the date of the New Stockholders Agreement. The New Stockholders Agreement will terminate in its entirety upon a public offering of Holdings' common stock in the amount of $30.0 million or more.

     The preceding summary of certain provisions of the New Stockholders Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which has been filed with the Securities and Exchange Commission (the "Commission") as an exhibit to the Registration Statement on Form S-1 of the Company and Holdings (File Nos. 33-56292 and 33-56292-01, respectively) (the "Registration Statement"), which has been incorporated by reference as an exhibit hereto.

VOTING TRUST AGREEMENT

     DLJ Capital and William O. Hunt are parties to a Voting Trust Agreement, dated as of October 28, 1988, pursuant to which Mr. Hunt, as trustee, has exclusive power to vote any shares of Class A Common Stock at any time owned by DLJ Capital or its affiliates that represent in excess of 5% of the total number of shares of Holdings' voting stock at any time outstanding. Pursuant to the Voting Trust Agreement, DLJ Capital directed Mr. Hunt to enter into the New Stockholders Agreement. Mr. Hunt has full power and authority to vote the shares subject to the Voting Trust Agreement as in his sole judgment he believes to be in the best interests of the stockholders of Holdings generally. Further, notwithstanding any other provision of the Voting Trust Agreement, Mr. Hunt will vote the shares subject to the Voting Trust Agreement (or use his power to designate a director of Holdings) to prevent the election of more than one affiliate of DLJ Capital or The Equitable Life Assurance Society of the United States, the parent company of DLJ Capital, as a director of Holdings at each election of directors.

     The Voting Trust Agreement will terminate on the earlier to occur of (a) October 28, 1998; (b) under certain circumstances, the written election of DLJ Capital; or (c) the transfer of all shares subject to the Voting Trust Agreement such that after giving effect to the transfer, The Equitable Life Assurance Society of the United States, DLJ Capital, and all other affiliates thereof will own in the aggregate 5% or less of the total number of shares of the voting capital stock of Holdings then outstanding. DLJ Capital has notified Mr. Hunt, as trustee, of its election to terminate the Voting Trust Agreement in accordance with its terms. Upon such termination, the shares of Class A Common Stock held by Mr. Hunt pursuant to the terms of the Voting Trust Agreement will be returned to DLJ Capital. Nothing in the Voting Trust Agreement prohibits Mr. Hunt from owning shares or options to purchase shares of the capital stock of Holdings. DLJ Capital entered into a Stock Option Agreement dated as of October 28, 1988, granting Mr. Hunt, in his individual capacity, an option to purchase from DLJ Capital up to 66,667 shares of Class A Common Stock of Holdings for a period of ten years at an option exercise price of $.90 per share. In addition, while Mr. Hunt serves as trustee under the Voting Trust Agreement, DLJ Capital will pay to him an annual fee of $25,000, which will be reimbursed by the Company.

     The preceding summary of certain provisions of the Voting Trust Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which has been filed with the Commission as an exhibit to the Registration Statement, which has been incorporated by reference as an exhibit hereto.

TRANSACTIONS WITH DLJ CAPITAL AND ITS AFFILIATES

     In connection with the Recapitalization Plan, DLJ Securities received $6.9 million in underwriting discounts and commissions for serving as underwriter of the Senior Notes and the Discount Notes. DLJ also served as dealer manager for the Tender Offer and Consent Solicitation and received customary fees and was reimbursed for expenses in connection therewith.

     DLJ Securities sold the note of the landlord (the "Landlord Note") under the Company's sale-leaseback arrangement on October 19, 1993 at a price of $17,698,500 (the "Sales Price") plus accrued interest of $95,985. DLJ Securities received a commission of $176,985 in connection with such sale (1% of the Sales Price) and reimbursement of $94,472 for expenses incurred in connection with such sale, both of which were paid out of the proceeds from such sale. The remaining proceeds from such sale in excess of the principal amount of the Landlord Note plus accrued interest ($1,227,043) were paid to the Company.

TRANSACTIONS WITH JIM L. TURNER

     Jim L. Turner, President and Chief Executive Officer of the Company and Holdings, is a party to the New Stockholders Agreement.

     As part of the Recapitalization Plan, in April 1993 Holdings issued and sold 308,335 shares of Class A Common Stock to Mr. Turner at a purchase price of $.90 per share, or $277,501.50 in the aggregate. The purchase price was paid by the delivery by Mr. Turner to Holdings of $3,083.35 in cash and a promissory note in the aggregate principal amount of $274,418.15 which has a term of five years and bears a rate of interest at TCB's prime rate. Holdings has the right to require Mr. Turner to reconvey to Holdings 140,000 of such shares in the event that Holdings does not achieve certain minimum levels of net sales and earnings before interest, taxes, depreciation and amortization for the year ending December 31, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The following financial statements are included in Part II, Item 8.

                                                                                       PAGE
                                                                                     --------
DR PEPPER BOTTLING COMPANY OF TEXAS
  Independent Auditors' Report....................................................
  Balance Sheets, December 31, 1993 and 1994......................................
  Statements of Operations for the years ended December 31, 1992, 1993 and 1994...
  Statements of Stockholders' Deficit for the years ended December 31, 1992, 1993 and 1994.....................................................................
  Statements of Cash Flows for the years ended December 31, 1992, 1993 and 1994...
  Notes to Financial Statements...................................................
DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY
  Independent Auditors' Report....................................................
  Consolidated Balance Sheets, December 31, 1993 and 1994.........................
  Consolidated Statements of Operations for the years ended December 31, 1992,
     1993 and 1994................................................................
  Consolidated Statements of Stockholders' Deficit for the years ended
     December 31, 1992, 1993 and 1994.............................................
  Consolidated Statements of Cash Flows for the years ended December 31, 1992,
     1993 and 1994................................................................
  Notes to Consolidated Financial Statements......................................

     2. Schedules for each of the years ended December 31, 1992, 1993 and 1994.

DR PEPPER BOTTLING COMPANY OF TEXAS:

   Schedule II    -- Valuation and Qualifying Accounts

DR PEPPER BOTTLING HOLDINGS, INC.:

   Schedule I     -- Condensed Financial Information of the Registrant
   Schedule II    -- Valuation and Qualifying Accounts

     Schedules other than those listed above are not required or are inapplicable, and therefore are omitted.

     3. Exhibits

           3.1*      -- Articles of Incorporation, as amended, of Dr Pepper Bottling Company of Texas.
           3.2*      -- Bylaws of Dr Pepper Bottling Company of Texas.
           3.3*      -- Certificate of Incorporation of Dr Pepper Bottling Holdings, Inc.
           3.4*      -- By-laws of Dr Pepper Bottling Holdings, Inc.
           4.1       -- #
           4.2       -- #
           4.3       -- #
           4.4       -- #
           4.5       -- Indenture, dated February 18, 1993, between Dr Pepper Bottling Company of Texas and U.S. Trust Company of Texas, N.A. with respect to the
                        10 1/4% Senior Notes due 2000.(1)
           4.6       -- Form of 10 1/4% Senior Notes due 2000 (included in Exhibit 4.5).(1)

           4.7       -- Form of Indenture, dated February 18, 1993, between Dr Pepper Bottling
                        Holdings, Inc. and United States Trust Company of New York with respect to the 11 5/8% Senior Discount Notes due 2003.(1)
           4.8       -- Form of 11 5/8% Senior Discount Notes due 2003 (included in Exhibit
                        4.7).(1)
           9*        -- Voting Trust Agreement dated as of October 28, 1988, between DLJ
                        Capital Corporation and William O. Hunt, Trustee.
          10.1       -- #
          10.2       -- #
          10.3       -- #
          10.4       -- #
          10.5       -- #
          10.6       -- #
          10.7       -- #
          10.8       -- #
          10.9       -- #
          10.10      -- #
          10.11      -- #
          10.12      -- #
          10.13      -- #
          10.14      -- #
          10.15      -- #
          10.16      -- #
          10.17      -- #
          10.18      -- #
          10.19      -- #
          10.20      -- #
          10.21      -- #
          10.22      -- #
          10.23      -- #
          10.24      -- #
          10.25      -- #
          10.26      -- #
          10.27      -- #
          10.28      -- #
          10.29      -- #
          10.30      -- #
          10.31      -- #
          10.32      -- #
          10.33      -- #
          10.34      -- #
          10.35      -- #
          10.36      -- #
          10.37      -- #
          10.38      -- #
          10.39      -- #
          10.40      -- #

          10.41      -- #
          10.42      -- #
          10.43      -- #
          10.44      -- #
          10.45      -- #
          10.46      -- #
          10.47      -- #
          10.48      -- #
          10.49      -- #
          10.50      -- #
          10.51      -- #
          10.52      -- #
          10.53      -- #
          10.54      -- #
          10.55      -- #
          10.56      -- #
          10.57      -- #
          10.58      -- #
          10.59      -- #
          10.60      -- #
          10.61      -- #
          10.62      -- #
          10.63      -- #
          10.64      -- #
          10.65      -- #
          10.66      -- #
          10.67      -- #
          10.68      -- #
          10.69      -- #
          10.70      -- #
          10.71      -- #
          10.72      -- #
          10.73      -- Franchise Agreements of varying dates between Dr Pepper Company and Dr
                        Pepper Bottling Company of Texas.(1)
          10.74      -- Franchise Agreements of varying dates between The Seven-Up Company and
                        Dr Pepper Bottling Company of Texas.(1)
          10.75      -- Franchise Agreements of varying dates between A & W Brands, Inc. and
                        Dr Pepper Bottling Company of Texas.(1)
          10.76      -- Franchise Agreements of varying dates between Cadbury Beverages North
                        America, Inc. and Dr Pepper Bottling Company of Texas.(1)
          10.78**    -- Lease Agreement dated as of June 28, 1989, by and between Corporate
                        Property Associates 8, L.P., a Delaware Limited Partnership, and
                        Corporate Property Associates 9, L.P., a Delaware Limited Partnership,
                        and Dr Pepper Bottling Company of Texas.
          10.79**    -- Tenant Agreement dated as of June 28, 1989, among Corporate Property
                        Associates 8, L.P., a Delaware Limited Partnership, Corporate Property
                        Associates 9, L.P., a Delaware Limited Partnership, and Dr Pepper
                        Bottling Company of Texas.

          10.80**    -- Guaranty and Suretyship Agreement dated as of June 28, 1989, by Dr
                        Pepper Bottling Holdings, Inc. for the benefit of Corporate Property
                        Associates 8, L.P., a Delaware Limited Partnership, and Corporate
                        Property Associates 9, L.P., a Delaware Limited Partnership.
          10.81      -- #
          10.82      -- #
          10.83**    -- Amendment to 7UP Franchise Agreement dated as of January 12, 1990, between The Seven-Up Company and Dr Pepper Bottling Company of Texas.
          10.84**    -- Fountain Syrup Agreement dated January 22, 1990, between The Seven-Up
                        Company and Dr Pepper Bottling Company of Texas.
          10.85**    -- 7UP Franchise Agreement dated as of January 12, 1990, between The
                        Seven-Up Company and Dr Pepper Bottling Company of Texas.
          10.86      -- #
          10.87**    -- Dr Pepper Bottling Holdings, Inc. 1989 Stock Option Plan.
          10.88      -- #
          10.89      -- #
          10.90      -- #
          10.91      -- #
          10.92      -- #
          10.93      -- Securities Purchase Agreement, dated February 18, 1993, among
                        Dr Pepper Bottling Holdings, Inc., Dr Pepper Bottling Company of Texas
                        and Crown Cork & Seal Master Retirement Trust, with exhibits thereto.(1)
          10.94      -- Tax Sharing Agreement, dated as of February 18, 1993, between Dr
                        Pepper Bottling Holdings, Inc. and Dr Pepper Bottling Company of
                        Texas.(1)
          10.95      -- Amended and Restated Credit Agreement, dated as of February 18, 1993, between Dr Pepper Bottling Company of Texas and Texas Commerce Bank
                        National Association, as Agent.(1)
          10.96      -- Amended and Restated Guarantee, dated February 18, 1993, by Dr Pepper
                        Bottling Holdings, Inc. to Texas Commerce Bank National Association
                        pursuant to that certain Amended and Restated Credit Agreement of even date.(1)
          10.97      -- Amended and Restated General Security Agreement, dated February 18,
                        1993, between Dr Pepper Bottling Company of Texas and Texas Commerce
                        Bank National Association, as Agent, pursuant to that certain Amended and Restated Credit Agreement of even date.(1)
          10.98      -- Amended and Restated Collateral Assignment of Deposit Accounts, Pledge
                        and Security Agreement, dated February 18, 1993, between Dr Pepper
                        Bottling Company of Texas and Texas Commerce Bank National
                        Association, as Agent, pursuant to that certain Amended and Restated
                        Credit Agreement of even date.(1)
          10.99      -- Amended and Restated Pledge and Security Agreement, dated February 18,
                        1993, between Dr Pepper Bottling Holdings, Inc. and Texas Commerce
                        Bank National Association, as Agent, pursuant to that certain Amended and Restated Credit Agreement of even date.(1)
          10.100     -- First Amendment to Agreement and Landlord's Waiver, dated February 10,
                        1993, among Dr Pepper Bottling Company of Texas, Dr Pepper Bottling
                        Holdings, Inc., Corporate Property Associates 8, L.P., Corporate
                        Property Associates 9, L.P., The New England Mutual Life Insurance
                        Company and Donaldson Lufkin & Jenrette Securities Corporation.(1)
          10.101     -- Second Amendment to Lease Agreement, dated February 18, 1993, among
                        Corporate Property Associates 8, L.P., Corporate Property Associates
                        9, L.P. and Dr Pepper Bottling Company of Texas.(1)

          10.102     -- Letter Agreement, dated February 10, 1993, among Dr Pepper Bottling
                        Company of Texas, Dr Pepper Bottling Holdings, Inc., Corporate
                        Property Associates 8, L.P., Corporate Property Associates 9, L.P. and
                        Donaldson, Lufkin & Jenrette Securities Corporation and The New
                        England Mutual Life Insurance Company, relating to the sale/leaseback arrangements.(1)
          10.103     -- Letter Agreement, effective February 18, 1993, among Corporate
                        Property Associates 8, L.P., Corporate Property Associates 9, L.P. and
                        Dr Pepper Bottling Company of Texas, relating to the sale/leaseback arrangements.(1)
          10.104     -- Letter Agreement, effective February 18, 1993, among Corporate
                        Property Associates 8, L.P., Corporate Property Associates 9, L.P., Dr
                        Pepper Bottling Company of Texas and Dr Pepper Bottling Holdings,
                        Inc., relating to the sale/leaseback arrangements.(1)
          10.105     -- Letter Agreement, dated February 10, 1993, between Dr Pepper Bottling
                        Company of Texas and Donaldson Lufkin & Jenrette Securities
                        Corporation relating to the sale of a mortgage note in connection with the sale/leaseback arrangements.(1)
          10.106     -- Employment Agreement, dated as of February 18, 1993, between Dr Pepper
                        Bottling Company of Texas and Jim L. Turner.(1)
          10.107     -- Underwriting Agreement dated as of February 10, 1993, among Dr Pepper
                        Bottling Company of Texas, Dr Pepper Bottling Holdings, Inc. and
                        Donaldson, Lufkin & Jenrette Securities Corporation.(1)
          10.108     -- Third Amendment to Lease, dated as of April 15, 1993, among Corporate
                        Property Associates 8, L.P., Corporate Property Associates 9, L.P. and
                        Dr Pepper Bottling Company of Texas.(2)
          10.109     -- Amended and Restated Second Amendment to Lease Agreement, dated as of
                        October 15, 1993, among Corporate Property Associates 8, L.P.,
                        Corporate Property Associates 9, L.P. and Dr Pepper Bottling Company
                        of Texas.(2)
          10.110     -- Agreement and Amendment to Loan Documents, dated as of October 15,
                        1993, among Corporate Property Associates 8, L.P., Corporate Property
                        Associates 9, L.P., Dr Pepper Bottling Company of Texas, Dr Pepper
                        Bottling Holdings, Inc., New York Life Insurance Company and
                        Donaldson, Lufkin & Jenrette Securities Corporation.(2)
          10.111     -- First Amendment to Amended and Restated Credit Agreement, dated as of
                        July 29, 1994, between Dr Pepper Bottling Company of Texas and Texas
                        Commerce Bank National Association, as Agent(3)
          12.1       -- Computation of Ratio of Earnings to Fixed Charges of Dr Pepper
                        Bottling Company of Texas.(4)
          12.2       -- Computation of Ratio of Earnings to Fixed Charges of Dr Pepper
                        Bottling Holdings, Inc. and Subsidiary(4)
          27.1       -- Financial Data Schedule of Dr Pepper Bottling Company of Texas(4)
          27.2       -- Financial Data Schedule of Dr Pepper Bottling Holdings, Inc. and
                        Subsidiary(4)

---------------

  * Previously filed as an Exhibit to the Registration Statement on Form S-1 of Dr Pepper Bottling Company of Texas and Dr Pepper Bottling Holdings, Inc. (File No. 33-28349) and incorporated herein by reference.

 ** Previously filed as an exhibit to the Form 10-K for the fiscal year ended December 31, 1989, of Dr Pepper Bottling Holdings, Inc. and Dr Pepper Bottling Company of Texas, and incorporated by reference herein.

(1) Previously filed as an exhibit to the Registration Statement on Form S-1 of Dr Pepper Bottling Company of Texas and Dr Pepper Bottling Holdings, Inc. (File Nos. 33-56292 and 33-56292-01, respectively) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Form 10-K for the fiscal year ended December 31, 1993, of Dr Pepper Bottling Holdings, Inc. and Dr Pepper Bottling Company of Texas, and incorporated by reference herein.

(3) Previously filed as an exhibit to the Form 10-Q for the fiscal quarter ended June 30, 1994, of Dr Pepper Bottling Holdings, Inc. and Dr Pepper Bottling Company of Texas, and incorporated by reference herein.

(4)  Filed herewith.

 #   Intentionally left blank.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DR PEPPER BOTTLING COMPANY OF TEXAS

Date: March 31, 1995                      By:     /s/  JIM L. TURNER
                                                       Jim L. Turner
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                   DATE
-----------------------------------------------  -----------------------------  ---------------

   By: /s/  JIM L. TURNER                          Chairman of the Board of       March 31, 1995
            Jim L. Turner                          Directors, President and
                                                   Chief Executive Officer
                                                   (Principal Executive
                                                   Officer of the Registrant)

   By:  /s/  C. MARVIN MONTGOMERY                Vice President -- Finance and  March 31, 1995
             C. Marvin Montgomery                  Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer of the
                                                   Registrant)

   By:  /s/  THOMAS O. HICKS                     Director                       March 31, 1995
             Thomas O. Hicks

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DR PEPPER BOTTLING HOLDINGS, INC.

Date: March 31, 1995                      By:       /s/JIM L. TURNER
                                                       Jim L. Turner
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                   DATE
-----------------------------------------------  -----------------------------  ---------------

    By:  /s/  JIM L. TURNER                        Chairman of the Board of       March 31, 1995
              Jim L. Turner                        Directors, President and
                                                   Chief Executive Officer
                                                   (Principal Executive
                                                   Officer of the Registrant)

    By: /s/  C. MARVIN MONTGOMERY                Vice President -- Finance and  March 31, 1995
             C. Marvin Montgomery                  Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer of the
                                                   Registrant)

    By: /s/  THOMAS O. HICKS                     Director                       March 31, 1995
             Thomas O. Hicks

    By:  /s/  WILLIAM O. HUNT                    Director                       March 31, 1995
              William O. Hunt

    By:  /s/  J. KENT SWEEZEY                    Director                       March 31, 1995
              J. Kent Sweezey

                                                                     Schedule II


                      DR PEPPER BOTTLING COMPANY OF TEXAS

                       Valuation and Qualifying Accounts
                                 (in thousands)


                                            Balance at                                           Balance at
                                            beginning          Costs and                           end of
                                            of period          expenses          Deductions        period
                                            ---------          --------          ----------        ------
 ALLOWANCE FOR DOUBTFUL ACCOUNTS
 -------------------------------

 Year ended December 31, 1992                $ 179               190              156 (A)             213
                                             =====               ===              ===                 ===

 Year ended December 31, 1993                $ 213               561              469 (A)             305
                                             =====               ===              ===                 ===

 Year ended December 31, 1994                $ 305               167              101                 371
                                             =====               ===              ===                 ===


ACCUMULATED AMORTIZATION OF INTANGIBLE ASSETS
---------------------------------------------


 Year ended December 31, 1992:
     Goodwill and other
       intangible assets                  $ 17,482             5,505                 -              22,987
     Debt issuance costs                     3,642             1,107                 -               4,749
                                          --------             -----             -----              ------
                                          $ 21,124             6,612                 -              27,736
                                          ========             =====             =====              ======
 Year ended December 31, 1993:
     Goodwill and other
       intangible assets                    22,987             5,751                 -              28,738
     Debt issuance costs                     4,749             1,609             4,653 (B)           1,705
                                          --------             -----             -----              ------
                                          $ 27,736             7,360             4,653              30,443
                                          ========             =====             =====              ======

 Year ended December 31, 1994:
     Goodwill and other
       intangible assets                    28,738             5,519                 -              34,257
     Debt issuance costs                     1,705             1,384                 -               3,089
                                          --------             -----             -----              ------
                                          $ 30,443             6,903                 -              37,346
                                          ========             =====             =====              ======


(A) Accounts receivable written off

(B) Deferred debt costs related to retired debt

                                                                    Schedule I

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

               Condensed Financial Information of the Registrant

                                 Balance Sheets

                           December 31, 1993 and 1994
                                 (in thousands)

                                                                                   1993               1994
                                                                                ---------           --------
 Excess of equity in loss of subsidiary over investment                         $ (37,593)           (25,113)
 Other assets                                                                       2,687              2,383
                                                                                ---------           --------
                                                                                  (34,906)           (22,730)
                                                                                =========           ========

 Long-term debt                                                                    78,453             87,838
 Preferred stock                                                                   29,635             33,502

 Stockholders' deficit:
     Common stock                                                                     136                136
     Additional paid-in capital                                                    14,383             14,383
     Consideration to continuing predecessor stockholders in
       excess of book value                                                       (33,948)           (33,948)
     Deficit                                                                     (123,565)          (124,641)
                                                                                ---------           --------
               Total stockholders' deficit                                       (142,994)          (144,070)
                                                                                ---------           --------
                                                                                $ (34,906)           (22,730)
                                                                                =========           ========

                            Statements of Operations

                  Years ended December 31, 1992, 1993 and 1994
                                 (in thousands)

                                                              1992              1993             1994
                                                           ---------          --------          -------
 Equity in net earnings (loss) of subsidiary               $  (1,737)          (20,630)          12,480
 Accretion of discount on discount notes                           -             7,340            9,385
 Other expense                                                     -               273              304
                                                           ---------          --------          -------
               Earnings (loss) before dividends on
                  subsidiary's preferred stock                (1,737)          (28,243)           2,791
 Dividends on subsidiary's preferred stock                   (13,171)           (5,806)               -
                                                           ---------          --------          -------
                Net earnings (loss)                        $ (14,908)          (34,049)           2,791
                                                           =========          ========          =======

Note: Dr Pepper Holdings, Inc. (Holdings) is essentially a holding company which was formed solely to acquire the outstanding common stock of Dr Pepper Bottling Company of Texas (Company). Holdings issued senior discount notes in the aggregate principal amount of $125,000 and preferred stock and warrant totaling $30,000. Other than these transactions and related costs, Holdings does not have any commitments other than those of the Company.

                                                                   Schedule II


                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                       Valuation and Qualifying Accounts
                                 (in thousands)



                                                 Balance at                                           Balance at
                                                 beginning          Costs and                           end of
                                                 of period          expenses      Deductions            period
                                                 ---------          ---------     ----------           --------
 ALLOWANCE FOR DOUBTFUL ACCOUNTS

 Year ended December 31, 1992                      $ 179               190           156 (A)              213
                                                   =====               ===           ===                  ===
 Year ended December 31, 1993                      $ 213               561           469 (A)              305
                                                   =====               ===           ===                  ===
 Year ended December 31, 1993                      $ 305               167           101                  371
                                                   =====               ===           ===                  ===

ACCUMULATED AMORTIZATION OF INTANGIBLE ASSETS

 Year ended December 31, 1992:
     Goodwill and other
       intangible assets                           17,482             5,505                   -           22,987
 Debt issuance costs                                3,642             1,107                   -            4,749
                                                 --------             -----               -----           ------
                                                 $ 21,124             6,612                   -           27,736
                                                 ========             =====               =====           ======
 Year ended December 31, 1993:
     Goodwill and other
       intangible assets                           22,987             5,751                   -           28,738
     Debt issuance costs                            4,749             1,609               4,653 (B)        1,705
                                                 --------             -----               -----           ------
                                                 $ 27,736             7,360               4,653           30,443
                                                 ========             =====               =====           ======
 Year ended December 31, 1994:
     Goodwill and other
      intangible assets                            28,738             5,519                   -           34,257
 Debt issuance costs                                1,705             1,711                   -            3,416
                                                 --------             -----               -----           ------
                                                 $ 30,443             7,230                   -           37,673
                                                 ========             =====               =====           ======

                               INDEX TO EXHIBITS

                                                                                    SEQUENTIALLY
  EXHIBIT                                                                            NUMBERED
  NUMBER                                    EXHIBIT                                    PAGE
-----------------------------------------------------------------------------------------------
     3.1*  -- Articles of Incorporation, as amended, of Dr Pepper Bottling Company of Texas.
     3.2*  -- Bylaws of Dr Pepper Bottling Company of Texas.
     3.3*  -- Certificate of Incorporation of Dr Pepper Bottling Holdings, Inc.
     3.4*  -- By-laws of Dr Pepper Bottling Holdings, Inc.
     4.1   -- #
     4.2   -- #
     4.3   -- #
     4.4   -- #
     4.5   -- Indenture, dated February 18, 1993, between Dr Pepper Bottling Company of Texas and U.S. Trust Company of Texas, N.A. with respect to the
              10 1/4% Senior Notes due 2000.(1)
     4.6   -- Form of 10 1/4% Senior Notes due 2000 (included in Exhibit 4.5).(1)
     4.7   -- Form of Indenture, dated February 18, 1993, between Dr Pepper Bottling
              Holdings, Inc. and United States Trust Company of New York with respect to the 11 5/8% Senior Discount Notes due 2003.(1)
     4.8   -- Form of 11 5/8% Senior Discount Notes due 2003 (included in Exhibit
              4.7).(1)
    9*     -- Voting Trust Agreement dated as of October 28, 1988, between DLJ
              Capital Corporation and William O. Hunt, Trustee.
   10.1    -- #
   10.2    -- #
   10.3    -- #
   10.4    -- #
   10.5    -- #
   10.6    -- #
   10.7    -- #
   10.8    -- #
   10.9    -- #
   10.10   -- #
   10.11   -- #
   10.12   -- #
   10.13   -- #
   10.14   -- #
   10.15   -- #
   10.16   -- #
   10.17   -- #
   10.18   -- #
   10.19   -- #
   10.20   -- #
   10.21   -- #

                                                                                    SEQUENTIALLY
  EXHIBIT                                                                            NUMBERED
  NUMBER                                    EXHIBIT                                    PAGE
-----------------------------------------------------------------------------------------------
   10.22   -- #
   10.23   -- #
   10.24   -- #
   10.25   -- #
   10.26   -- #
   10.27   -- #
   10.28   -- #
   10.29   -- #
   10.30   -- #
   10.31   -- #
   10.32   -- #
   10.33   -- #
   10.34   -- #
   10.35   -- #
   10.36   -- #
   10.37   -- #
   10.38   -- #
   10.39   -- #
   10.40   -- #
   10.41   -- #
   10.42   -- #
   10.43   -- #
   10.44   -- #
   10.45   -- #
   10.46   -- #
   10.47   -- #
   10.48   -- #
   10.49   -- #
   10.50   -- #
   10.51   -- #
   10.52   -- #
   10.53   -- #
   10.54   -- #
   10.55   -- #
   10.56   -- #
   10.57   -- #
   10.58   -- #
   10.59   -- #
   10.60   -- #
   10.61   -- #

                                                                                    SEQUENTIALLY
  EXHIBIT                                                                            NUMBERED
  NUMBER                                    EXHIBIT                                    PAGE
-----------------------------------------------------------------------------------------------
   10.62   -- #
   10.63   -- #
   10.64   -- #
   10.65   -- #
   10.66   -- #
   10.67   -- #
   10.68   -- #
   10.69   -- #
   10.70   -- #
   10.71   -- #
   10.72   -- #
   10.73   -- Franchise Agreements of varying dates between Dr Pepper Company and Dr
              Pepper Bottling Company of Texas.(1)
   10.74   -- Franchise Agreements of varying dates between The Seven-Up Company and
              Dr Pepper Bottling Company of Texas.(1)
   10.75   -- Franchise Agreements of varying dates between A & W Brands, Inc. and
              Dr Pepper Bottling Company of Texas.(1)
   10.76   -- Franchise Agreements of varying dates between Cadbury Beverages North
              America, Inc. and Dr Pepper Bottling Company of Texas.(1)
   10.78** -- Lease Agreement dated as of June 28, 1989, by and between Corporate
              Property Associates 8, L.P., a Delaware Limited Partnership, and
              Corporate Property Associates 9, L.P., a Delaware Limited Partnership,
              and Dr Pepper Bottling Company of Texas.
   10.79** -- Tenant Agreement dated as of June 28, 1989, among Corporate Property
              Associates 8, L.P., a Delaware Limited Partnership, Corporate Property
              Associates 9, L.P., a Delaware Limited Partnership, and Dr Pepper
              Bottling Company of Texas.
   10.80** -- Guaranty and Suretyship Agreement dated as of June 28, 1989, by Dr
              Pepper Bottling Holdings, Inc. for the benefit of Corporate Property
              Associates 8, L.P., a Delaware Limited Partnership, and Corporate
              Property Associates 9, L.P., a Delaware Limited Partnership.
   10.81   -- #
   10.82   -- #
   10.83** -- Amendment to 7UP Franchise Agreement dated as of January 12, 1990, between The Seven-Up Company and Dr Pepper Bottling Company of Texas.
   10.84** -- Fountain Syrup Agreement dated January 22, 1990, between The Seven-Up
              Company and Dr Pepper Bottling Company of Texas.
   10.85** -- 7UP Franchise Agreement dated as of January 12, 1990, between The
              Seven-Up Company and Dr Pepper Bottling Company of Texas.
   10.86   -- #
   10.87** -- Dr Pepper Bottling Holdings, Inc. 1989 Stock Option Plan.
   10.88   -- #
   10.89   -- #
   10.90   -- #

                                                                                    SEQUENTIALLY
  EXHIBIT                                                                            NUMBERED
  NUMBER                                    EXHIBIT                                    PAGE
-----------------------------------------------------------------------------------------------
   10.91   -- #
   10.92   -- #
   10.93   -- Securities Purchase Agreement, dated February 18, 1993, among
              Dr Pepper Bottling Holdings, Inc., Dr Pepper Bottling Company of Texas
              and Crown Cork & Seal Master Retirement Trust, with exhibits thereto.(1)
   10.94   -- Tax Sharing Agreement, dated as of February 18, 1993, between Dr
              Pepper Bottling Holdings, Inc. and Dr Pepper Bottling Company of
              Texas.(1)
   10.95   -- Amended and Restated Credit Agreement, dated as of February 18, 1993, between Dr Pepper Bottling Company of Texas and Texas Commerce Bank
              National Association, as Agent.(1)
   10.96   -- Amended and Restated Guarantee, dated February 18, 1993, by Dr Pepper
              Bottling Holdings, Inc. to Texas Commerce Bank National Association
              pursuant to that certain Amended and Restated Credit Agreement of even date.(1)
   10.97   -- Amended and Restated General Security Agreement, dated February 18,
              1993, between Dr Pepper Bottling Company of Texas and Texas Commerce
              Bank National Association, as Agent, pursuant to that certain Amended and Restated Credit Agreement of even date.(1)
   10.98   -- Amended and Restated Collateral Assignment of Deposit Accounts, Pledge
              and Security Agreement, dated February 18, 1993, between Dr Pepper
              Bottling Company of Texas and Texas Commerce Bank National
              Association, as Agent, pursuant to that certain Amended and Restated
              Credit Agreement of even date.(1)
   10.99   -- Amended and Restated Pledge and Security Agreement, dated February 18,
              1993, between Dr Pepper Bottling Holdings, Inc. and Texas Commerce
              Bank National Association, as Agent, pursuant to that certain Amended and Restated Credit Agreement of even date.(1)
   10.100  -- First Amendment to Agreement and Landlord's Waiver, dated February 10,
              1993, among Dr Pepper Bottling Company of Texas, Dr Pepper Bottling
              Holdings, Inc., Corporate Property Associates 8, L.P., Corporate
              Property Associates 9, L.P., The New England Mutual Life Insurance
              Company and Donaldson Lufkin & Jenrette Securities Corporation.(1)
   10.101  -- Second Amendment to Lease Agreement, dated February 18, 1993, among
              Corporate Property Associates 8, L.P., Corporate Property Associates
              9, L.P. and Dr Pepper Bottling Company of Texas.(1)
   10.102  -- Letter Agreement, dated February 10, 1993, among Dr Pepper Bottling
              Company of Texas, Dr Pepper Bottling Holdings, Inc., Corporate
              Property Associates 8, L.P., Corporate Property Associates 9, L.P. and
              Donaldson, Lufkin & Jenrette Securities Corporation and The New
              England Mutual Life Insurance Company, relating to the sale/leaseback arrangements.(1)
   10.103  -- Letter Agreement, effective February 18, 1993, among Corporate
              Property Associates 8, L.P., Corporate Property Associates 9, L.P. and
              Dr Pepper Bottling Company of Texas, relating to the sale/leaseback arrangements.(1)

                                                                                    SEQUENTIALLY
  EXHIBIT                                                                            NUMBERED
  NUMBER                                    EXHIBIT                                    PAGE
-----------------------------------------------------------------------------------------------
   10.104  -- Letter Agreement, effective February 18, 1993, among Corporate
              Property Associates 8, L.P., Corporate Property Associates 9, L.P., Dr
              Pepper Bottling Company of Texas and Dr Pepper Bottling Holdings,
              Inc., relating to the sale/leaseback arrangements.(1)
   10.105  -- Letter Agreement, dated February 10, 1993, between Dr Pepper Bottling
              Company of Texas and Donaldson Lufkin & Jenrette Securities
              Corporation relating to the sale of a mortgage note in connection with the sale/leaseback arrangements.(1)
   10.106  -- Employment Agreement, dated as of February 18, 1993, between Dr Pepper
              Bottling Company of Texas and Jim L. Turner.(1)
   10.107  -- Underwriting Agreement dated as of February 10, 1993, among Dr Pepper
              Bottling Company of Texas, Dr Pepper Bottling Holdings, Inc. and
              Donaldson, Lufkin & Jenrette Securities Corporation.(1)
   10.108  -- Third Amendment to Lease, dated as of April 15, 1993, among Corporate
              Property Associates 8, L.P., Corporate Property Associates 9, L.P. and
              Dr Pepper Bottling Company of Texas.(2)
   10.109  -- Amended and Restated Second Amendment to Lease Agreement, dated as of
              October 15, 1993, among Corporate Property Associates 8, L.P.,
              Corporate Property Associates 9, L.P. and Dr Pepper Bottling Company
              of Texas.(2)
   10.110  -- Agreement and Amendment to Loan Documents, dated as of October 15,
              1993, among Corporate Property Associates 8, L.P., Corporate Property
              Associates 9, L.P., Dr Pepper Bottling Company of Texas, Dr Pepper
              Bottling Holdings, Inc., New York Life Insurance Company and
              Donaldson, Lufkin & Jenrette Securities Corporation.(2)
   10.111  -- First Amendment to Amended and Restated Credit Agreement, dated as of
              July 29, 1994, between Dr Pepper Bottling Company of Texas and Texas
              Commerce Bank National Association, as Agent(3)
   12.1    -- Computation of Ratio of Earnings to Fixed Charges of Dr Pepper
              Bottling Company of Texas.(4)
   12.2    -- Computation of Ratio of Earnings to Fixed Charges of Dr Pepper
              Bottling Holdings, Inc. and Subsidiary(4)
   27.1    -- Financial Data Schedule of Dr Pepper Bottling Company of Texas(4)
   27.2    -- Financial Data Schedule of Dr Pepper Bottling Holdings, Inc. and
              Subsidiary(4)

---------------

  * Previously filed as an Exhibit to the Registration Statement on Form S-1 of Dr Pepper Bottling Company of Texas and Dr Pepper Bottling Holdings, Inc. (File No. 33-28349) and incorporated herein by reference.

 ** Previously filed as an exhibit to the Form 10-K for the fiscal year ended December 31, 1989, of Dr Pepper Bottling Holdings, Inc. and Dr Pepper Bottling Company of Texas, and incorporated by reference herein.

(1) Previously filed as an exhibit to the Registration Statement on Form S-1 of Dr Pepper Bottling Company of Texas and Dr Pepper Bottling Holdings, Inc. (File Nos. 33-56292 and 33-56292-01, respectively) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Form 10-K for the fiscal year ended December 31, 1993, of Dr Pepper Bottling Holdings, Inc. and Dr Pepper Bottling Company of Texas, and incorporated by reference herein.

(3) Previously filed as an exhibit to the Form 10-Q for the fiscal quarter ended June 30, 1994, of Dr Pepper Bottling Holdings, Inc. and Dr Pepper Bottling Company of Texas, and incorporated by reference herein.

(4)  Filed herewith.

 #   Intentionally left blank.